Form 10-Q
period 2024-06-30
YERBAE BRANDS CORP.
filed 2024-08-30
CIK 1978133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-56654

YERBAÉ BRANDS CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	85-2611392
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18801 N Thompson Peak Pkwy, Suite 380 Scottsdale AZ	85255
(Address of Principal Executive Offices)	(Zip Code)

(480) 471-8391

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 26, 2024, there were 62,870,943 shares of the registrant’s common stock outstanding.

YERBAÉ BRANDS CORP.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

YERBAÉ BRANDS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In United States dollars, except share data)

	June 30,	December 31,
	2024	2023
CURRENT ASSETS
Cash	$72,884	$977,373
Accounts receivable	950,024	1,020,056
Inventory	957,909	962,288
Prepaid expenses	525,153	721,432
Other current assets	150,000	150,000
Total current assets	$2,655,970	$3,831,149

NONCURRENT ASSETS
Property, plant and equipment, net	33,788	60,453
Right of use asset	166,084	210,208
Total noncurrent assets	$199,872	$270,661

Total assets	$2,855,842	$4,101,810

CURRENT LIABILITIES
Accounts payable	$1,892,547	$1,689,407
Accrued expenses	744,938	840,426
Notes payable, current portion	2,689,341	340,178
Line of credit	694,238	-
Note payable, related party	300,000	-
Lease liability, current portion	124,463	117,660
Other current liabilities	25,000
Total current liabilities	$6,470,527	$2,987,671

NONCURRENT LIABILITIES
Notes payable, non-current portion	34,376	2,234,038
Lease liability, non-current portion	90,867	155,107
Total noncurrent liabilities	$125,243	$2,389,145

Total liabilities	$6,595,770	$5,376,816

SHAREHOLDERS’ EQUITY
Preferred shares - 100,000,000 authorized, zero issued and outstanding as of both June 30, 2024 and December 31, 2023	$-	$-
Common shares - without par value, 62,870,943 and 58,822,126 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	36,300,766	33,212,631
Accumulated deficit	(40,040,694)	(34,487,637)
Total shareholders’ equity	$(3,739,927)	$(1,275,006)

Total Liabilities & shareholders’ equity	$2,855,842	$4,101,810

The accompanying notes are an integral part of these consolidated financial statements.

YERBAÉ BRANDS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In United States dollars, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$1,562,244	$3,618,117	$2,997,215	$7,005,024
Cost of sales	902,209	1,793,440	1,522,471	3,550,455
Gross profit	$660,035	$1,824,677	$1,474,744	$3,454,569

General and administrative	$2,784,892	$3,651,271	$5,677,166	$12,145,900
Sales, advertising and marketing	367,117	1,684,574	824,924	3,656,434
Total expenses	$3,152,009	$5,335,845	$6,502,090	$15,802,334

Net loss before other income (expense)	(2,491,974)	(3,511,168)	(5,027,346)	(12,347,765)

Interest expense	88,061	71,494	177,796	117,679
Accretion expense	179,313	66,313	347,915	66,313
Interest expense	(267,374)	(137,807)	(525,711)	(183,992)

Net loss before income taxes	(2,759,348)	(3,648,975)	(5,553,057)	(12,531,757)
Income tax expense	-	-	-	-
Net loss and comprehensive loss	$(2,759,348)	$(3,648,975)	$(5,553,057)	$(12,531,757)

Basic and diluted loss per share	$(0.04)	$(0.07)	$(0.09)	$(0.25)

Basic and diluted weighted average shares outstanding	62,785,091	54,610,330	61,531,012	50,544,869

The accompanying notes are an integral part of these consolidated financial statements.

YERBAÉ BRANDS CORP.

UNAUDITED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED June 30, 2024 AND 2023

(In United States dollars, except share data)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2022	30,217,566	$3,022	$9,027,460	$(13,663,598)	$(4,633,116)
Recapitalization	8,239,215	(3,022)	643,731	-	640,709
Convertible debt conversion into common shares	5,599,102	-	4,528,094	-	4,528,094
Shares issued as compensation in connection with financings	5,554,447	-	(481,574)	-	(481,574)
Warrant issuance	-	-	1,643,777	-	1,643,777
Performance shares issued in connection with Merger	5,000,000	-	6,086,596	-	6,086,596
Stock compensation expense	-	-	104,455	-	104,455
Net loss	-	-	-	(8,882,782)	(8,882,782)
Balance, March 31, 2023	54,610,330	$-	$21,552,539	$(22,546,380)	$(993,841)
Warrant issuance	-	-	1,250,603	-	1,250,603
Stock compensation expense	-	-	856,829	-	856,829
Net loss	-	-	-	(3,648,975)	(3,648,975)
Balance, June 30, 2023	54,610,330	$-	$23,659,971	$(26,195,355)	$(2,535,384)

Balance, December 31, 2023	58,822,126	$-	$33,212,631	$(34,487,637)	$(1,275,006)
Exercise of warrants	1,451,098	-	1,551,979	-	1,551,979
Stock compensation expense	1,493,908	-	944,865	-	944,865
Net loss	-	-	-	(2,793,709)	(2,793,709)
Balance, March 31, 2024	61,767,132	$-	$35,709,475	$(37,281,346)	$(1,571,871)
Stock compensation expense	-	-	591,292	-	591,292
Shares Issued-Special Warrants	1,103,811	-	-	-	-
Net loss	-	-	-	(2,759,348)	(2,759,348)
Balance, June 30, 2024	62,870,943	$-	$36,300,767	$(40,040,694)	$(3,739,927)

The accompanying notes are an integral part of these consolidated financial statements.

YERBAÉ BRANDS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In United States dollars)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,553,057)	$(12,531,757)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,536,157	961,284
Performance shares granted upon consummation of RTO	-	6,086,596
Depreciation and amortization	9,767	22,351
Gain on sale of equipment	-	(5,965)
Lease expense	(13,183)	43,745
Accretion expense	347,915	66,314
Change in operating assets and liabilities:
Accounts receivable	70,032	54,247
Inventory	4,379	105,001
Prepaid expenses	196,279	(27,654)
Accounts payable	203,140	(614,798)
Accrued interest	100,218	(4,761)
Accrued expenses	(195,706)	(30,269)
Net cash used in operating activities	(3,294,059)	(5,875,666)

Cash flows from investing activities:
Purchases of property, plant and equipment	(857)	-
Proceeds from the sale of equipment	-	8,620
Recapitalization	-	640,709
Net cash flows provided by (used in) investing activities:	(857)	649,329

Cash flows from financing activities:
Proceeds from debt instruments and notes payable	1,527,476	6,328,315
Payments on debt instruments and notes payable	(1,014,028)	(3,230,252)
Proceeds from note - related party	300,000	-
Warrants exercised	1,551,979	-
Funds received for Future Capital Raise	25,000	-
Fees on Convertible note	-	(204,050)
Proceeds from issuance of common stock and warrants	-	2,433,202
Net cash flows provided by (used in) financing activities:	2,390,427	5,327,215

Net change in cash	(904,489)	100,878
Cash, beginning of period	977,373	857,710
Cash, end of period	$72,884	$958,588

Supplemental disclosure of cash flow information
Cash paid for interest	$(77,578)	$(74,584)
Conversion of notes payable to common stock	$-	$4,528,094
Reverse takeover transaction	$-	$(569,115)

The accompanying notes are an integral part of these consolidated financial statements.

YERBAÉ BRANDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024

(Unaudited)

NOTE 1 - NATURE AND DESCRIPTION OF BUSINESS

Yerbaé Brands Corp. (“Yerbaé” and, together with its Subsidiaries, the “Company”. “we”, or “us”) is a corporation existing under the Business Corporations Act (British Columbia) (“BCBCA”). Yerbaé’s principal subsidiaries are Yerbaé Brands Co. (“Yerbaé USA”) and Yerbaé LLC of which Yerbaé owns 100% interests in. Yerbaé is a beverage manufacturer focusing on the development and distribution of plant-based energy drinks and seltzers.

On May 19, 2022, Yerbaé (formerly Kona Bay Technologies Inc. (“Kona Bay”)) entered into a definitive arrangement agreement and plan of merger, as amended on August 31, 2022 and February 8, 2023, with Yerbaé USA, Kona Bay Technologies (Delaware) Inc. (“Merger Sub”), a wholly-owned Delaware subsidiary of the Company, 1362283 B.C. Ltd. (“FinCo”), a wholly-owned British Columbia subsidiary of Kona Bay, Todd Gibson and Karrie Gibson, pursuant to which Kona Bay proposed to complete a business combination with Yerbaé USA via the acquisition of all of the issued and outstanding securities of Yerbaé USA from the securityholders (collectively, the “Original Yerbaé Securityholders”) of Yerbaé USA (the “Transaction”). The Transaction was subject to the approval of the TSX Venture Exchange (“TSXV”) and constituted a reverse takeover of Kona Bay by Yerbaé USA as defined in TSXV Policy 5.2 – Change of Business and Reverse Takeovers.

On February 8, 2023, Yerbaé completed the Transaction with Yerbaé USA by way of a reverse merger conducted pursuant to: (i) the provisions of the Delaware General Corporations Law (“DGCL”) in which Merger Sub merged with and into Yerbaé USA, and (ii) a plan of arrangement conducted pursuant to the provisions of the BCBCA, which resulted in the amalgamation of Kona Bay with FinCo. In connection with the closing of the Transaction, Yerbaé (formerly, Kona Bay Technologies Inc.) consolidated its issued and outstanding common shares (each, a “Common Share”) on the basis of 5.8 pre-consolidation Common Shares for every one post-consolidation Common Share and changed its name from “Kona Bay Technologies Inc.” to “Yerbaé Brands Corp.”

On August 2, 2024 Yerbaé’s Form 10, which was initially filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2024, was declared effective. As a result, the Company, as a voluntary filer, was required to commence making filings under the Securities and Exchange Act of 1934 beginning with the current form 10-Q for the period ended June 30, 2024.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include Yerbaé and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. The Company had the following wholly-owned consolidated subsidiaries as of June 30, 2024:

Subsidiary	Date of Incorporation	Jurisdiction of Incorporation	Ownership Percentage	Direct or Indirect Ownership
Yerbaé Brands Co.	August 21, 2020	Delaware	100%	Direct
Yerbaé LLC(1)	May 18, 2016	Delaware	100%	Indirect

(1)	Yerbaé LLC is a wholly-owned subsidiary of Yerbaé Brands Co.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s latest consolidated annual financial statements for the period ended December 31, 2023 that was included in our Form 10 filed with the SEC on July 19, 2024. In general, disclosure provided in these unaudited condensed consolidated financial statements do not repeat the disclosure provided in the company’s most recent audited consolidated annual financial statements. However, these unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

Going Concern

Yerbaé’s evaluation of its ability to continue as a going concern requires it to evaluate its future sources and uses of cash sufficient to fund its currently expected operations in conducting business activities one year from the date the financial statements are issued. Yerbaé evaluates the probability associated with each source and use of cash resources in making its going concern determination.

Due to our recurring losses, the ongoing challenging market conditions for beverage companies and our limited cash balance as of June 30, 2024, management believes that it is probable that the Company will be unable to meet its obligations as they come due within one year after the date that the unaudited condensed consolidated financial statements are issued. While the Company is attempting to plan additional financings, which are intended to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern, those financings may not occur. If the financings do not occur, management will try and implement alternative arrangements, and such arrangements could have a potentially significant negative impact on the current net asset value of the Company. These alternatives include: (1) raising additional capital by means other than those planned through equity and/or debt financing; and/or (2) entering into new commercial relationships to help fund future expenses.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements within one year after the date that the financial statements are issued, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Management Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; supply chain disruptions; uncertainty from potential recessionary effects; climate-related matters; market, industry and regulatory factors, including permitting issues; global events, such as the ongoing military conflicts in Ukraine and the middle east; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s unaudited condensed consolidated financial position and results of operations taken as a whole, actual results could differ from these estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 3 of our audited financial statements included in the Form 10 (filed with the SEC on July 19, 2024) for information regarding our summary of significant accounting policies. In addition, pursuant to the requirements of Rule 10-01(a)(5) of Regulation S-X, the Company has added the following new policies based on material transactions that have occurred subsequent to the filing of the Form 10:

Related Party Transactions

The Company identifies related party transactions in accordance with ASC 850-Related Party Disclosures. Further, all required information regarding material related party transactions is disclosed in accordance with ASC 850-10-50 and Rule 4-08(k) of Regulation S-X. Refer to Note 12-Related Parties as well as Note 8-Notes Payable for additional information regarding our related party transactions.

Debt

The Company accounts for issued debt in accordance with the guidance in ASC 470-Debt. Further, all debt is analyzed to determine whether it contains any embedded options. If the debt contains embedded options, such as a conversion option, the options are analyzed in accordance with ASC 815-15 and ASC 470-20 to determine whether it should be bi-furcated from the debt host and accounted for separately. Finally, as the Company presents a classified balance sheet, all issued debt is assessed at the end of each reporting period to determine whether it should be classified as a short-term or long-term liability. In accordance with ASC 210-10, the Company classifies all debt payments due within one-year from the balance sheet date as the current portion of debt. All debt payments due beyond one year from the balance sheet date are classified as non-current debt.

Recent Accounting Pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures-In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. Yerbaé expects this ASU to only impact its disclosures with no impacts to the Company’s results of operations, cash flows and financial condition.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures-In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. Yerbaé expects this ASU to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.

NOTE 3 - REVERSE RECAPITALIZATION

On February 8, 2023, Yerbaé completed the Transaction with Yerbaé USA by way of a reverse merger conducted pursuant to: (i) the provisions of the DGCL in which Merger Sub merged with and into Yerbaé USA, and (ii) a plan of arrangement conducted pursuant to the provisions of the BCBCA, which resulted in the amalgamation of Kona Bay with FinCo. In connection with the Closing, Yerbaé (formerly, Kona Bay Technologies Inc.) consolidated its issued and outstanding Common Shares on the basis of 5.8 pre-consolidation Common Shares for every one post-consolidation Common Share and changed its name from “Kona Bay Technologies Inc.” to “Yerbaé Brands Corp.”. In accounting for the Transaction, the Company determined that Kona Bay was a shell company (as that term has been defined in Rule 405 of the United States Securities Act of 1933) as prior to the merger they had no operations and assets consisting solely of cash and cash equivalents. Thus, pursuant to section 12100 of the United States Securities and Exchange Commission’s (“SEC”) financial reporting manual, the Company concluded that: (1) the Transaction should be accounted for as “a reverse takeover equivalent to the issuance of Common Shares by the Company for the net monetary assets of Kona Bay”; and (2) the Company should be considered the accounting acquirer/legal acquiree in the Transaction. As the Company concluded that Yerbaé USA was the accounting acquirer/legal acquiree in the transaction, the historical results of the combined company (prior the merger) represent the historical results of Yerbaé USA.

The recognition and measurement for the acquisition of Kona Bay, was analogized to the guidance in ASC 805-40 Reverse Acquisitions which requires that the accounting acquirer measure the fair value of the consideration transferred based on the number of common shares the legal target would have had to issue in order to retain a specified ownership in the combined Company (the “deemed issuance”). Yerbaé intended to retain and 85% ownership interest in the combined company, and therefore, based on 30.2 million shares outstanding immediately prior to the merger, would have had to issue approximately 5.3 million shares to the owners of the legal parent (to retain an 85% ownership). In addition, based on an equity financing by the Company which occurred immediately before the transaction, the Company determined that the common shares had a fair value of $1.23 per share. This resulted in the determination of the fair value of the consideration transferred in the transaction was approximately $6.5 million (5.2 million shares x $1.23 per Common Share) and that of the $6.5 million transferred approximately $0.6 million should be allocated to the cash acquired from Kona Bay (i.e., the “net assets” acquired) and the remaining $5.9 million should be recognized as a charge to equity as follows:

Allocation Table
($ in millions)
Fair value of consideration paid	$6.5
Net assets acquired (cash)	(0.6)
Charge to additional paid in capital	$5.9

In addition, the Company presented the acquisition of Kona Bay as a “recapitalization” line item in our statement of changes in shareholders equity reflecting: (1) the number of Kona Bay’s outstanding common shares immediately prior to the transaction; and (2) the approximately $6.5 million in fair value of consideration transferred (calculated pursuant to the paragraph above). Further, while the guidance in ASC 805-40 also requires a revision to historical equity (of the combined company) to reflect the legal capital of the legal acquirer, the Company concluded that this was not required in our scenario as the conversion ratio, which reflects the number of common shares issued by the legal acquirer to effectuate the transaction compared to the number of common shares in the capital of Yerbaé outstanding immediately prior to the transaction, was 1:1.

NOTE 4 - INVENTORY

Inventory consists of the following:

	June 30, 2024	December 31, 2023

Raw material	$145,721	$54,954
Finished goods	814,573	908,433
Reserve for shrinkage	(2,385)	(1,099)
TOTAL	$957,909	$962,288

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consist primarily of vehicles. Depreciation is computed on a straight-line method over an estimated useful life of the asset of approximately five years.

	June 30, 2024	December 31, 2023
Vehicles, gross	$74,036	$109,915
Vehicles, accumulated depreciation	(40,248)	(49,462)
Vehicles, net	$33,788	$60,453

Depreciation expense totaled $4,272 and $9,678 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense totaled $9,767 and $22,351 for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense is recorded in General and Administrative in the condensed consolidated statement of operations.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023

Accrued employee bonuses	$45,030	$358,154
Accrued credit card expenses	377,467	259,144
Accrued interest	233,571	133,353
Other accrued expenses	88,870	89,775
TOTAL	$744,938	$840,426

NOTE 7 – LINE OF CREDIT

On May 16, 2023, Yerbaé replaced their line of credit provider Ampla LLC (“Ampla”) and secured a new accounts receivable and inventory revolving line of credit of $2,500,000 with Oxford Commercial Finance, a Michigan banking corporation, through its Delaware subsidiary Yerbaé LLC. The Company can draw down funds as needed, and only pay interest on the amount borrowed. The debt facility is secured by a security interest in all assets of Yerbaé, including a first security interest in Yerbaé’s accounts receivable and inventory. The outstanding balance due to Oxford Commercial Finance was $694,238 and $0 as of June 30, 2024 and December 31, 2023, respectively. During July of 2024, the Company opened a new line of credit with Maximcash solutions LLC and utilized the funds from the new line of credit to pay off its balance with Oxford Commercial Finance.

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2024	December 31, 2023

Short term note payable due to Amazon Lending originated December 26, 2023 maturing December 26, 2024 at an interest rate of 14.49%, secured by inventories.	$145,124	$317,000
Notes payable in monthly installments ranging from $543 to $652, including interest ranging from 2.90% to 5.49%, due October 2026. The notes are secured by vehicles.	34,376	60,914
Short-term related party note payable with an officer of the Company. The note payable matures during June 2025 and has a net fee of 10%, with a maximum fee of $30,000.	300,000	-
Notes payable to multiple investors in the amount of $3,802,000 in total. The loans accrue interest at 6.00%. The notes are unsecured and are due 24 months from issue date. These notes also contain certain conversion rights. There are two conversion options: (a) automatic conversion upon Change in Control event; and (b) upon maturity of the notes. (See ‘2023 Convertible Notes’)	2,544,217	2,196,302
Total notes payable	3,023,717	2,574,216
Less current maturities	(2,989,341)	(340,178)
Total notes payable, non-current portion	$34,376	$2,234,038

2023 Convertible Notes

On April 13, 2023, Yerbaé closed the first tranche (the “First Tranche”) of its brokered debenture unit (each, a “Debenture Unit”) offering which consisted of 1,650 Debenture Units for gross proceeds of $1,650,000. On May 5, 2023, Yerbaé closed the second tranche (the “Second Tranche”) pursuant to which it issued an additional 2,152 Debenture Units for gross proceeds of $2,152,000, and for aggregate gross proceeds, together with the closing of the First Tranche, of $3,802,000.

Each Debenture Unit consisted of: (i) one (1) convertible debenture (each, a “Debenture”) in the principal amount of $1,000; and (ii) 714 share purchase warrants. The Debentures mature on April 30, 2025 (the “Maturity Date”), and bear interest at a rate of 6.0% per annum, payable on the earlier of the Maturity Date or the date of conversion of the Debentures. The interest will be payable in Common Shares to be determined at the Market Price (as that term is defined in the Policies of the TSXV). The principal amount of the Debentures will be convertible at the holder’s option into Common Shares at any time prior to the close of business on the earlier of: (i) the last business day immediately preceding the Maturity Date, and (ii) the date fixed for redemption in the case of a change of control, at a conversion price of $1.40 per Common Share, subject to adjustment in certain customary events. Each warrant entitles the holder thereof to acquire one Common Share at a price per Common Share of $1.70 at any time prior to the Maturity Date, subject to an acceleration right whereby, if, in the event the Common Shares have a daily volume weighted average trading price on the TSXV (or such other recognized North American securities exchange) of $3.00 or greater per Common Share for any ten (10) consecutive trading day period at any time after the date that is four (4) months following the issuance of the warrants, Yerbaé may accelerate the expiry of the warrants by giving notice to the holders by disseminating a news release advising of the acceleration) and, in such case, the warrants will be deemed to have expired on the day which is thirty (30) days after the date of such notice.

In accounting for the Debentures, the Company concluded the conversion option should not be bi-furcated from the debt host as it was considered indexed to the company’s stock in accordance with ASC 815-40. Further, the Company also concluded that the detachable warrants should be classified in equity as they: (1) were not within the scope of ASC 480-10; and (2) should be considered indexed to the Company’s Common Shares. In accordance with ASC 470-20, the Company recognized both the Debentures and detachable warrants at their relative fair values. This resulted in the recognition of a debt discount that is being amortized to interest expense over the life of the Debenture Units. During the three and six months ended June 30, 2024, the Company recorded accretion expense of $168,602 and $347,915, respectively. The remaining unamortized debt discount balance as of June 30, 2024 was $732,783.

Related Party Note

The Company entered into a loan agreement with an officer of the Company for which proceeds were received during June of 2024. An aggregate of $300,000 was advanced by the related party pursuant to the loan agreement. The related party note carries a borrowing fee of 10% with a maximum borrowing charge of $30,000.

Future principal maturities of notes payable at June 30, 2024 were as follows:

Remainder of 2024	$145,124
2025	3,577,000
2026	34,376
Total payments	$3,756,500
Debt discount	(732,783)
Balance	$3,023,717

NOTE 9 – SHARE CAPITAL

Yerbaé is authorized to issue an unlimited number of Common Shares without par value and 100,000,000 preferred shares (each, a “Preferred Share”) without par value.

For the six-month period ended June 30, 2024 and year ended December 31, 2023, the Company had the following equity transactions:

On May 19, 2022, Yerbaé (formerly Kona Bay) entered into the Arrangement Agreement with Yerbaé USA, Merger Sub, FinCo, Todd Gibson and Karrie Gibson, with respect to the Transaction. On February 8, 2023, Yerbae completed its Transaction with Yerbaé USA by way of a reverse takeover. conducted pursuant to: (i) the provisions of the DGCL in which Merger Sub merged with and into Yerbaé USA, and (ii) a plan of arrangement conducted pursuant to the provisions of the BCBCA. In connection with the Closing, Yerbaé (formerly, Kona Bay) consolidated its outstanding Common Shares on the basis of 5.8 pre-consolidation Common Shares for every one post-consolidation Common Share prior to the completion of the Amalgamation and changed its name from “Kona Bay Technologies Inc.” to “Yerbaé Brands Corp.”. Total Common Shares issued relating to the reverse takeover that were issued to former Kona Bay shareholders was 8,239,215 Common Shares with a fair value of $7,526,000.

At the time of Closing, an aggregate of 54,493,953 Common Shares were issued and outstanding of which: 35,848,290 Common Shares were issued to the former Yerbaé shareholders (inclusive of an aggregate of 5,631,276 Common Shares issued to former holders of an aggregate of $4,500,000 in convertible promissory notes of Yerbaé USA converted immediately prior to closing of the Transaction), 8,000,000 performance Common Shares (each, a “Performance Share”) were issued with a fair value of $11,360,000 of which $2,433,404 was recognized as a reduction of equity related to the current financing proceeds received and $2,840,000 has been included as deferred offering costs initially, and as of December 31, 2023, the deferred offering costs balance was Nil. The Performance Shares are held in escrow and are to be released upon the completion of certain performance-based incentives related to the listing of the Common Shares on the TSX Venture Exchange (“TSXV”), future equity financings, and certain trailing gross revenue targets, and 2,015,163 Shares were issued to former holders of subscription receipts of FinCo issuable in connection to a concurrent financing of $2,433,404 to the Transaction.

In addition, the 1,087,752 options to purchase shares of common stock (each, a “Yerbaé USA Share”) of Yerbaé USA which were outstanding immediately prior to closing of the Transaction were cancelled and the holders thereof were granted an aggregate of 1,087,752 options to purchase Common Shares (each, an “Option”), 1,754,464 warrants to purchase Yerbaé USA Shares which were outstanding immediately prior to Closing were cancelled and the holders thereof were granted an aggregate of 1,754,464 replacement warrants of Yerbaé, and 2,015,163 warrants to purchase shares of FinCo which were outstanding immediately prior to closing of the Transaction were cancelled and the holders thereof were granted an aggregate of 2,015,163 replacement warrants. 5,631,276 warrants were also issued as part of the conversion of the $4,500,000 convertible promissory notes.

In connection with the closing of the Transaction, the parties paid customary advisory fees to an eligible arm’s length third party finder (the “Finder”), in consideration for the Finder’s services in facilitating the identification, negotiation and implementation of the Transaction which consisted of the issuance of 507,662 Common Shares with a fair value of $720,880, as well as a cash payment of $200,000.

On July 17 2023, Yerbaé announced a non-brokered private placement of units (each, a “Unit”) of the Company at a price of $1.83 per Unit for aggregate gross proceeds of up to $5,000,000 (the “Offering”), with each Unit consisting of one Common Share and one warrant entitling the holder thereof to acquire one additional Common Share at a price per Common Share of $2.15 for a period of 24 months from the date of issuance. On August 18, 2023, Yerbaé closed the initial tranche of the Offering which consisted of the issuance by the Company of 2,219,629 Units for aggregate gross proceeds of $4,061,921. In connection with the closing of the initial tranche, the Company paid eligible finders cash fees of $33,243. On August 31, 2023, Yerbaé closed the second tranche of the Offering which consisted of the issuance by the Company of 225,329 Units for aggregate gross proceeds of $412,352.

Yerbae entered into an agreement, as amended on June 19, 2023 (the “FORCE Family Agreement”) with FORCE Family Office Inc. (“FORCE”). Under the terms of the FORCE agreement, FORCE will provide certain business development and corporate strategies services to enhance the Company’s growth and market positioning. In consideration for the services to be provided by FORCE, the Company agreed to pay FORCE an aggregate consulting fee of $150,000 payable in Common Shares as to $25,000 in Common Shares on the date that is one month from the date of execution of the FORCE agreement at a deemed price per Common Share equal to the prevailing market price of the Common Shares on the date of such payment and $125,000 in Common Shares on the date of expiration of the six month term at a deemed price per Common Share equal to the prevailing market price of the Common Shares on the date of such payment. Accordingly, on July 21, 2023 the Company issued 11,363 Common Shares to FORCE at a deemed price of $2.20 per Common Share in satisfaction of the initial $25,000 payment.

On November 16, 2023, Yerbaé issued 159,496 Common Shares upon the exercise of 159,496 warrants. On November 24, 2023, Yerbaé issued 66,489 Common Shares at a deemed price of US$1.88 per Common Share to FORCE pursuant to the terms of the FORCE Family Agreement.

Yerbaé granted, effective January 1, 2024, an aggregate of 531,250 Options, 1,666,665 RSUs and 1,002,775 PSUs. Each Option, once vested, is exercisable into one Common Share at a price of $0.96 per Common Share for a period of 7 years. Each RSU representing the right to receive, once vested twelve (12) months from the date of grant, in accordance with corresponding the RSU award agreements, one Common Share. Each PSU representing the right to receive, once vested, in accordance with the correspondence PSU award agreements and achievement of the performance criteria, one Common Share.

During the year ended December 31, 2023, $525,000 in principal amount of Debentures and $14,606 in accrued interest was converted into an aggregate of 375,000 Common Shares. The principal amount was converted using a Common Share price of $1.40 and the accrued interest was converted using a weighted average Common Share price of $1.81.

During the year ending December 31, 2023, the Company received proceeds of $1,040,212 in relation to the exercise of an aggregate of 1,094,968 Warrants at $0.95 per Common Share resulting in the issuance of 1,094,968 Common Shares. At December 31, 2023, there were 58,822,126 Common Shares issued and outstanding.

On January 16, 2024, the Company issued, in connection with the exercise by one eligible warrant holder (the “Eligible Holder”) who participated in the Company’s warrant exercise incentive program an aggregate of 835,000 Warrants for aggregate proceeds to the Company of $1,002,000, and an aggregate of 835,000 warrants (each, an “Incentive Warrant”) to the Eligible Holder. The Incentive Warrants are exercisable into the same number of Common Shares at an exercise price of $1.50 per Common Share until December 14, 2025, subject to an acceleration provision whereby, if for any thirty (30) consecutive trading days (the “Premium Trading Days”) following the repricing the closing price of the Common Shares exceeds $2.50 per Common Share, the Incentive Warrants’ expiry date will be accelerated such that holders will have thirty (30) calendar days to exercise the Incentive Warrants (if they have not first expired in the normal course) (the “Acceleration Clause”). In accordance with the guidance in ASC 815-40-35, the Company determined that the exchange was related to an equity financing (i.e the inducement of the existing warrants) and therefore recognized the $133,600 excess in fair value of the exchanged instrument over the fair value of the instrument immediately before it was exchanged as an equity issuance cost.

On January 22, 2024, the Company issued, in connection with the exercise by one eligible warrant holder, an aggregate of 263,157 Common Shares for aggregate proceeds to the Company of $249,980.

On January 30, 2024, the Company issued, in connection with the exercise by one eligible warrant holder, an aggregate of 352,941 Common Shares for aggregate proceeds to the Company of $300,000.

On March 12, 2024, the Company issued an aggregate of 1,493,908 Common Shares at a deemed issue price of $0.74 pursuant to the vesting of certain performance share units (each, a “PSU”) and restricted share units (each, a “RSU”), as to 685,867 PSUs and 808,041 RSUs.

On April 8, 2024, the Company issued an aggregate of 1,103,811 common shares and 1,103,811 share purchase warrants pursuant to the exercise and terms of 1,003,468 special warrants originally issued pursuant to the closing of a special warrants offering which closed on December 6, 2023. The proceeds of the special warrants of approximately $1.5 million were received on December 6, 2023 and no proceeds were received upon the exercise of the special warrants.

Performance Shares

During the three months ended March 31, 2023, the Company granted 5 million Performance Shares to the CEO and COO upon consummation of the Transaction. These Performance Shares are held in escrow and are to be released upon the completion of certain performance-based incentives related to the listing of the Common Shares on the TSX Venture Exchange (“TSXV”), future equity financings, and certain trailing gross revenue targets.  As of June 30, 2024, 2.5 million have been released and the remainder in escrow as the entirety of the performance-based incentives have not been reached.

During the three months ended March 31, 2023, the Company granted 3 million Performance Shares to external parties in connection with the Transaction. 1 million of these Performance Shares were released upon completion of the Transaction. The remaining 2 million Performance Shares were subject to escrow until completion, within twelve months of the Listing Date, by the Parent of a financing of a minimum aggregate of $7,000,000 (excluding the proceeds from the Concurrent Financing) at a valuation of the Company equal to a minimum of $50,000,000. These performance criteria were met during the year ended December 31, 2023.

NOTE 10 – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of Common Shares issued during the three and six months ended June 30, 2024 and 2023. The following table reflects the loss and share data used in the basic loss per share calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,759,348)	$(3,648,975)	$(5,553,057)	$(12,531,757)
Basic and diluted weighted average number of Common Shares in issue	62,785,091	54,610,330	61,531,012	50,544,869
Basic and diluted loss per share	$(0.04)	$(0.07)	$(0.09)	$(0.25)

Diluted loss per share did not include the effect of outstanding stock options, PSUs, RSUs, performance shares, warrants and convertible debentures as the effect would be anti-dilutive. The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

Three and Six Months Ended
June 30, 2024
Non-Vested restricted stock units outstanding	1,353,396
Performance share units outstanding	898,778
Performance shares outstanding	2,500,000
Stock options outstanding	2,107,176
Warrants outstanding	13,353,982
Convertible debt	2,340,714

NOTE 11 – RELATED PARTIES

On January 30, 2023, the Company entered into a loan agreement with a director of the Company. An aggregate of $100,000 was advanced by the related party pursuant to the loan agreement. The loan was fully repaid during 2023.

The Company entered into a loan agreement with a director of the Company for which proceeds were received during June of 2024. An aggregate of $300,000 was advanced by the related party pursuant to the loan agreement. The related party note carries a borrowing fee of 10% with a maximum borrowing charge of $30,000.

NOTE 12 - INCOME TAXES

The Company recognized pre-tax accounting losses for the three and six months ended June 30, 2024 and June 30, 2023. As of June 30, 2024, any deferred tax assets, which have been recognized primarily as a result of loss carryforwards, have been fully offset by a valuation allowance. As such, for both the three and six months ended June 30, 2024 and June 30, 2023, there were no significant variations in the relationship between income tax expense and pretax accounting income.

NOTE 13 - COST OF SALES

Cost of sales is primarily comprised of materials, including in-bound freight, and rent related to the Company’s manufacturing facilities. The breakdown for the items within costs of sales was the following for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Materials	$840,301	$1,752,524	$1,414,542	$3,475,734
Warehouse rent (non-lease)	61,908	40,916	107,929	74,721
Cost of goods sold	$902,209	$1,793,440	$1,522,471	$3,550,455

NOTE 14 – GENERAL AND ADMINISTRATIVE

General and administrative consisted of the following expenses during the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Share-based compensation	$591,292	$856,829	$1,536,157	$961,284
Outbound freight	467,177	622,751	891,327	1,381,351
Employee benefits	561,064	784,651	1,317,288	1,516,241
Professional fees	633,052	829,800	893,794	1,166,867
Office expenses	313,240	350,802	615,851	635,023
Performance shares granted upon consummation of RTO	-	-	-	6,086,596
Other	219,067	206,438	422,749	398,538
Total general and administrative expenses	$2,784,892	$3,651,271	$5,677,166	$12,145,900

NOTE 15 - COMMITMENTS & CONTINGENCIES

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flow.

Commitments

The Company has unconditional purchase obligations for certain raw materials, such as ingredients and bottles. However, none of the contracts related to the purchase obligations are entered into for a period greater than one year.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with the guidance in ASC 855 Subsequent Events, the Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued.

As discussed in Note 7-Line of Credit, the Company paid down its line of credit with Oxford Finance during July of 2024 utilizing funds from a new line of credit that was entered into with Maximcash solutions LLC.

2,399,675 warrants exercisable at US$1.20 expired on August 8, 2024.

The Company’s wholly-owned subsidiary, Yerbae, LLC (the “Borrower”), entered into a loan agreement (the “Loan Agreement”) with Maximcash Solutions LLC (the “Lender”), dated July 4, 2024, in the amount of US$750,000 (the “Loan”). The maturity date of the Loan is June 11, 2025 (the “Maturity Date”) . On or before the Maturity Date, the Borrower will repay an aggregate amount of $967,500 to the Lender, through 24 bi-weekly payments. As additional consideration for the Loan, the Company seeks to issue to the Lender, as a bonus, such number of common shares in the capital of the Company (the “Bonus Shares”) equal to 10% of the total dollar amount of the Loan, such amount being $75,000, at a deemed price of $0.35 per Bonus Share, or such other amount of Bonus Shares as approved by the TSX Venture Exchange (the “Exchange”), on the terms and conditions set forth in a service agreement (the “Service Agreement”), dated July 5, 2024, between the Company and the Lender. The Company has sought approval for the issuance of 214,285 Bonus Shares at a deemed price of $0.35 per Bonus Share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Form 10, as filed with the U.S. SEC on July 19, 2024, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in the Form 10 filed with the SEC on July 19, 2024, this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

Use of United States Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures, unless otherwise noted. All of the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report.

Overview

Yerbaé was founded by Todd Gibson and Karrie Gibson in 2016 to create plant-based energy drinks containing yerba mate, a South American herb and a natural source of caffeine. Yerbaé’s first beverage was launched in the first quarter of 2017.

Yerbaé is engaged in the development, marketing, sale, and distribution of plant-based energy beverages that do not contain calories, carbohydrates, or sugar. Yerbaé’s line of beverages are blended with non-GMO plant-based ingredients and offer the benefits of yerba mate and white tea; sustainably sourced from Brazil and other growing regions in South America.

Yerbaé beverages are created to provide products targeted at consumers focused on health, wellness, and fitness and seeking healthier beverages as an alternative to existing energy drinks. The products are formulated to provide a more refreshing taste than coffee, with additional benefits to existing sodas and sparkling waters, along with healthier ingredients than traditional energy drinks. Yerbaé’s products complement a variety of healthy lifestyles, such as non-GMO, Keto, Vegan, Kosher, Paleo and gluten-free diets.

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $39.9 million and $34.5 million as of June 30, 2024, and December 31, 2023, respectively. Further, the Company had cash and cash equivalents of approximately $0.1 million and $1.0 million as of June 30, 2024, and December 31, 2023, respectively. The Company’s primary focus in recent months has been and will continue to be supporting and the manufacturing of its products which requires capital and resources. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company’s currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these condensed consolidated financial statements, the Company will require additional funding to continue to progress its operational obligations as they come due. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through financing, operations, or other transactions, including drawing from the line of credit.

Management’s discussion and analysis of financial condition and results of operations

Liquidity and Capital Resources

As of June 30, 2024, and December 31, 2023, the Company had a working capital deficit of $3,814,557 and surplus of $843,478, respectively. The Company has incurred losses since inception and as of June 30, 2024, and December 31, 2023, had an accumulated deficit of approximately $40.0 million and $34.5 million, respectively. The Company’s objective in managing its capital is to ensure that there is sufficient liquidity to finance and grow its operations, maximize the preservation of capital, provide adequate capital to fund its business objectives, and deliver competitive returns on invested capital. To fund its activities, the Company has primarily relied on private placement financings, lines of credit, and other forms of debt. The material debt financing transactions were as follows:

Notes Payable

During 2023, convertible notes were issued in the amount of $3,802,000 with a stated interest rate of 6.00%. The convertible notes were unsecured and are due on April 30, 2025. The balance, net of debt discount, of the convertible notes as of June 30, 2024, and December 31, 2023, was $2,544,217 and $2,196,302, respectively.

During 2023, the Company entered into a short-term note payable with Amazon lending in the amount of $0.3 million. The note payable matures on December 26, 2024, has an interest rate of 14.49% and is secured by the Company’s inventories. The balance of the note payable was $145,124 as of June 30, 2024 (December 31, 2023 - $317,000).

Related Party Financing

The Company entered into a short-term note payable with an officer of the Company for which proceeds were received during June of 2024. An aggregate of $300,000 was advanced by the related party pursuant to the loan agreement. The note payable matures during June 2025 and carries a borrowing fee of 10%, with a maximum fee of $30,000. The balance of the note payable was $0.3 million as of June 30, 2024.

Line of Credit

On May 16, 2023, Yerbaé’s Delaware subsidiary, Yerbaé LLC, replaced its line of credit provider Ampla LLC (“Ampla”) and secured a new accounts receivable and inventory revolving line of credit of $2,500,000 (the “Debt Facility”) from Oxford Commercial Finance, a Michigan banking corporation. The Company can draw down funds as needed, and only pay interest on the amount borrowed. The Debt Facility is secured by a security interest in all assets of Yerbaé, including a first security interest in Yerbaé’s accounts receivable and inventory. The outstanding balance on the line of credit as of June 30, 2024, and December 31, 2023, was $694,238 and $0, respectively. The line of credit with Oxford was paid off subsequent to reporting period end utilizing the proceeds from a new line of credit that was entered into with Maximcash solutions.

Warrant Exercise

On January 16, 2024, the Company issued, in connection with the exercise by one eligible warrant holder who participated in the Company’s warrant exercise incentive program an aggregate of 835,000 Warrants for gross proceeds to the Company of $1,002,000, and an aggregate of 835,000 warrants to the Eligible Holder. The Incentive Warrants are exercisable into the same number of Common Shares of the Company at an exercise price of $1.50 per Common Share until December 14, 2025, subject to an acceleration provision whereby, if for any thirty (30) consecutive trading days (the “Premium Trading Days”) following the repricing the closing price of the Common Shares exceeds $2.50 per Common Share, the Incentive Warrants’ expiry date will be accelerated such that holders will have thirty (30) calendar days to exercise the Incentive Warrants (if they have not first expired in the normal course) (the “Acceleration Clause”).

On January 22, 2024, the Company issued 263,157 Common Shares upon the exercise of 263,157 share purchase warrants at an exercise price of $0.95 per Common Share for gross aggregate proceeds of $250,000.

On January 30, 2024, the Company issued 352,941 Common Shares upon the exercise of 352,941 share purchase warrants at an exercise price of $0.85 per Common Share for gross aggregate proceeds of $300,000.

Commitments

As discussed in our consolidated financial statements for the annual period ended December 31, 2023, the Company entered into an office lease agreement during December of 2022. The ongoing monthly payments are not expected to have a material impact on the Company’s financial condition.

In addition to the lease agreement, the Company also enters into unconditional purchase obligations for inventory items such as cans and product ingredients. However, these obligations are not entered into for a period greater than one year. The Company has not entered into any off-balance sheet arrangements.

Going Concern

Yerbaé’s evaluation of its ability to continue as a going concern requires it to evaluate its future sources and uses of cash sufficient to fund its currently expected operations in conducting business activities one year from the date the financial statements are issued. Yerbaé evaluates the probability associated with each source and use of cash resources in making its going concern determination.

Due to our recurring losses, the ongoing challenging market conditions for beverage companies and our limited cash balance as of June 30, 2024, management believes that it is probable that the Company will be unable to meet its obligations as they come due within one year after the date that the unaudited condensed consolidated financial statements are issued. While the Company is attempting to plan additional financings, which are intended to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern, those financings may not occur. If the financings do not occur, management will try and implement alternative arrangements, and such arrangements could have a potentially significant negative impact on the current net asset value of the Company. These alternatives include: (1) raising additional capital by means other than those planned through equity and/or debt financing; and/or (2) entering into new commercial relationships to help fund future expenses.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements within one year after the date that the financial statements are issued, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Cash Flows

The following tables summarize the results of the Company’s cash flows for the below respective periods:

	For the Six Months Ended June 30,
	2024	2023
Net cash provided provided by (used in):
Operating activities	$(3,294,059)	$(5,875,666)
Investing activities	(857)	649,329
Financing activities	2,390,427	5,327,215
Financing activities	$(904,489)	$100,878

Operating Activities

Net cash used in operating activities was approximately $3.3 million for the six months ended June 30, 2024, and was comprised of the net loss of $5.4 million and had net non-cash items totaling $1.7 million, consisting primarily of $1.4 million in share-based compensation expense and $0.3 million in accretion expense. Changes in operating assets and liabilities was $0.4 million, primarily consisting of a change in prepaid expenses of $0.2 million, accounts receivable of $0.1 million, accounts payable of $0.1 million, accrued interest of $0.1 million and accrued expenses of ($0.2 million).

Net cash used in operating activities was $5.9 million for the six months ended June 30, 2023. The net loss for the six months ended June 30, 2023, was $12.5 million and had net noncash items of $7.2 million, primarily consisting of performance shares granted upon consummation of the reverse takeover of $6.1 million, share-based compensation of $1.0 million and accretion expense of $0.1 million. Changes in operating assets and liabilities was ($0.5 million), primarily consisting of a change in accounts payable of ($0.6 million) and $0.1 million in inventory.

Investing Activities

Net cash used in investing activities was $0.0 million for the six months ended June 30, 2024, and net cash provided from investing activities for the six months ended June 30, 2023, was $0.6 million. The $0.6 million amount for the six months ended June 30, 2023, was comprised primarily of $0.6 million of cash acquired as part of the reverse merger with Kona Bay.

Financing Activities

Net cash provided by financing activities was $2.4 million and $5.3 million for the six months ended June 30, 2024, and 2023, respectively. For the six months ended June 30, 2024, these amounts consisted of net proceeds from the exercise of warrants of $1.6 million and net proceeds from debt instruments and notes payable of $0.8 million. For the six months ended June 30, 2023, these amounts consisted of proceeds from issuance of common stock of $2.4 million, net proceeds from debt instruments and notes payable of $3.1 million and fees related to the issuance of convertible notes of ($0.2 million).

Results of Operations

Three months ended June 30, 2024, compared to three months ended June 30, 2023

The following tables set forth the Company’s results of operations for the periods presented. The comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended June 30,
	2024	2023

Revenues	$1,562,244	$3,618,117
Cost of sales	902,209	1,793,440
Gross profit	$660,035	$1,824,677

General and administrative	$2,784,892	$3,651,271
Sales, advertising and marketing	367,117	1,684,574
Total expenses	$3,152,009	$5,335,845

Net loss before other income (expense)	(2,491,974)	(3,511,168)

Interest expense	(267,374)	(137,807)

Net loss before income taxes	(2,759,348)	(3,648,975)
Income tax expense	-	-
Net loss and comprehensive loss	$(2,759,348)	$(3,648,975)

Revenues

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
Revenues	$1,562,244	$3,618,117	$(2,055,873)	-57%

Yerbaé’s revenue for the three months ended June 30, 2024, decreased by $2.1 million, or 57%, compared to the same period in the prior year. This decline was primarily attributed to the non-renewal of its agreement with Sam’s Club, the nation’s second-largest club retailer, as well as the challenging consumer packaged goods (CPG) U.S. market today, which has been impacted by inflation and may be contributing to a reduction in consumer basket size. Despite these challenges, the Company achieved a 48% growth in its eCommerce channel compared to the same period in 2023 and Yerbaé has successfully secured new partnerships with major retailers, including Kroger and Target during the second quarter of 2024. While Yerbaé continues to expand and strengthen its presence in its existing and new retail locations, the company is well-positioned for growth, but is cautiously optimistic with the current consumer packaged goods (CPG) challenges present in the U.S. market today. Additionally, the transition from the 16oz can line in mainstream grocery to the new 12oz sweetened can line, which began in March 2024, was successfully completed during the second quarter. This innovative 12oz package has been adopted as the primary offering by key retailers, including Target, Kroger, and other mainstream grocers.

Cost of Sales

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
Cost of sales	902,209	1,793,440	(891,231)	-50%

Cost of sales is primarily comprised of product materials, ingredient costs, bottling, inbound freight, and other related expenses. Costs of sales decreased by $0.9 million, or 50%, as compared to the same period in the prior year. The decrease in cost of goods sold was directly related to the decrease in sales during the second quarter of 2024.

General and Administrative

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
General and administrative	$2,784,892	$3,651,271	(866,379)	-24%

General and administrative expense included operational and administrative costs as detailed in the following table:

	For the Three Months Ended June 30,
	2024	2023
Share-based compensation	$591,292	$856,829
Outbound freight	467,177	622,751
Employee benefits	561,064	784,651
Professional fees	633,052	829,800
Office expenses	313,240	350,802
Performance shares granted upon consummation of RTO	-	-
Other	219,067	206,438
Total general and administrative expenses	$2,784,892	$3,651,271

General and administrative expenses decreased to $2.8 million for the three months ended June 30, 2024, as compared to $3.7 million for the prior comparable period. The decrease was primarily due to a decrease in share-based compensation of $0.3 million, a decrease of outbound freight of $0.2 million, a decrease in employee benefits of $0.2 million and decrease in professional fees of $0.2 million.

Sales, Advertising and Marketing

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
Sales, advertising and marketing	367,117	$1,684,574	(1,317,457)	-78%

Sales, advertising and marketing decreased to $0.4 million for the three months ended June 30, 2024, compared to $1.7 million for the prior year period. Throughout 2024, the company has prioritized delivering efficiencies across its sales, advertising, and marketing platforms. This effort included a strategic focus on optimizing product availability in both retail and eCommerce channels. This optimization involved streamlining fewer less-effective programs and leveraging insights gained about our customers’ evolving needs in a dynamic consumer landscape. The Company’s efforts included refining consumer messaging and enhancing in-market activities with higher quality visuals and retailer-specific programs. These initiatives have contributed to the continuous improvement of the brand’s positioning and increased consumer engagement.

Interest Expense

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
Total interest expense	267,374	137,807	129,567	94%

Interest expense includes interest expense and accretion expense related to the principal amount of $3,802,000 convertible debentures issued in 2023, and increased to $0.3 million for the quarter ended June 30, 2024, compared to $0.1 million during the comparable prior year period. The increase was primarily related to an increase in accretion expense of $0.2 million as compared to the same period in the prior year.

Six months ended June 30, 2024, compared to six months ended June 30, 2023

The following tables set forth the Company’s results of operations for the periods presented. The comparison of financial results is not necessarily indicative of future results.

	For the Six Months Ended June 30,
	2024	2023

Revenues	$2,997,215	$7,005,024
Cost of sales	1,522,471	3,550,455
Gross profit	$1,474,744	$3,454,569

General and administrative	$5,677,166	$12,145,900
Sales, advertising and marketing	824,924	3,656,434
Total expenses	$6,502,090	$15,802,334

Net loss before other income (expense)	(5,027,346)	(12,347,765)

Interest expense	(525,711)	(183,992)

Net loss before income taxes	(5,553,057)	(12,531,757)
Income tax expense	-	-
Net loss and comprehensive loss	$(5,553,057)	$(12,531,757)

Revenues

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
Revenues	$2,997,215	$7,005,024	$(4,007,809)	-57%

Yerbaé’s revenues decreased by $4.0 million, or 57%, for the six months ended June 30, 2024, as compared to the same period in the prior year. Over the last six months, the company has focused on optimizing its customer base by eliminating less profitable accounts, such as Sam’s Club and other high-slotting, low-volume retailers. Instead, the company concentrated on growth-oriented retailers that contribute positively to gross margins and enhance shareholder value. As previously announced, the Company decided not to renew its partnership with Sam’s Club, the second-largest club retailer in the U.S. in 2024, as the company incurred significant losses in 2023 due to the cost that are affiliated with doing business with Sam’s Club. The non-renewal of our partnership with Sam’s Club was the primary driver in our decreased period-over-period revenues. In addition, in Q1 2024, the Company transitioned from 16oz to 12oz packaging, aligning with consumer demand for a more efficient product size, however this also resulted in decreased sales as the Company transitioned to the new can format.

Cost of Sales

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
Cost of sales	1,522,471	3,550,455	(2,027,984)	-57%

Cost of sales is primarily comprised of product materials, ingredient costs, bottling, inbound freight, and other related expenses. Costs of sales decreased by $2.0 million, or 57%, as compared to the same period in the prior year. The decrease in cost of goods sold was directly related to the decrease in sales during the six months ended June 30, 2024.

General and Administrative

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
General and administrative	$5,677,166	$12,145,900	(6,468,734)	-53%

General and administrative expense included operational and administrative costs as detailed in the following table:

	For the Six Months Ended June 30,
	2024	2023
Share-based compensation	$1,536,157	$961,284
Outbound freight	891,327	1,381,351
Employee benefits	1,317,288	1,516,241
Professional fees	893,794	1,166,867
Office expenses	615,851	635,023
Performance shares granted upon consummation of RTO	-	6,086,596
Other	422,749	398,538
Total general and administrative expenses	$5,677,166	$12,145,900

General and administrative expenses decreased to $5.7 million for the six months ended June 30, 2024, compared to $12.1 million for the six months ended June 30, 2023. The decrease was primarily due to a decrease in stock-based expense related performance shares granted upon consummation of the reverse takeover transaction during the six months ended June 30, 2023 of $6.1 million.

Sales, Advertising and Marketing

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
Sales, advertising and marketing	824,924	$3,656,434	(2,831,510)	-77%

Sales, advertising and marketing decreased to $0.8 million for the six months ended June 30, 2024, compared to $3.7 million for the prior year period. Over the past six months, the company has focused on evaluating and optimizing retailer performance, promotions, and growth levels. By concentrating on select channels, the company has demonstrated its ability to operate more efficiently. This has involved reducing the number of promotions during the quarter and eliminating programs that did not meet expectations, such as paid pallet positions, slotting fees, and other sales initiatives. Additionally, the company has prioritized more efficient and effective digital targeting in its eCommerce channels, which continues to deliver positive results.

Interest Expense

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
Total interest expense	525,711	183,992	341,719	186%

Interest expense includes interest expense and accretion expense related to the principal amount of $3,802,000 convertible debentures issued in 2023, and increased to $0.5 million for the six months ended June 30, 2024, compared to $0.2 million during the comparable prior year period. The increase was primarily related to an increase in accretion expense of $0.3 million as compared to the same period in the prior year.

Critical Accounting Estimates

Refer to the Company’s critical accounting estimates section provided in its consolidated annual financial statements for the year ended December 31, 2023 included in its Form 10 filed with the SEC on July 19, 2024. There were no material updates or changes to the disclosure for the period ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

The Company’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Report.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. The Company has resolved all outstanding litigation involving the Company and there are no suits or cases pending in which the Company is a party.

Item 1A. Risk Factors

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2024.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit
10.1	Loan agreement between Yerbae and Karrie Gibson
10.2	Maximcash Solutions Line of Credit
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YERBAÉ BRANDS CORP.

By:	/s/ Todd Gibson
Todd Gibson
Chief Executive Officer
Date:	August 30, 2024

By:	/s/ Karrie Gibson

Interim Chief Financial Officer
Date:	August 30, 2024

