Form 10-Q
period 2024-09-30
YERBAE BRANDS CORP.
filed 2024-11-14
CIK 1978133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 13, 2024, there were 63,085,228 shares of the registrant’s common stock outstanding.

YERBAÉ BRANDS CORP.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		3

ITEM 1.	Financial Statements	3

	Condensed Consolidated Interim Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	3

	Condensed Consolidated Interim Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	4

	Condensed Consolidated Interim Statements of Changes in Shareholders’ Deficiency for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	5

	Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		23

ITEM 1.	Legal Proceedings	23

ITEM 1A.	Risk Factors	23

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Mine Safety Disclosures	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	24

SIGNATURES		25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

YERBAÉ BRANDS CORP.

UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(In United States dollars, except share data)

	September 30,	December 31,
	2024	2023
CURRENT ASSETS
Cash	$269,148	$977,373
Accounts receivable	710,417	1,020,056
Inventory	725,243	962,288
Prepaid expenses	501,884	721,432
Other current assets	150,000	150,000
Total current assets	$2,356,692	$3,831,149

NONCURRENT ASSETS
Property, plant and equipment, net	30,129	60,453
Right of use asset	143,086	210,208
Total noncurrent assets	$173,215	$270,661

Total assets	$2,529,907	$4,101,810

CURRENT LIABILITIES
Accounts payable	$1,777,981	$1,689,407
Accrued expenses	1,160,276	840,426
Notes payable, current portion	4,082,962	340,178
Note payable, related party	328,167	-
Lease liability, current portion	127,975	117,660
Total current liabilities	$7,477,361	$2,987,671

NONCURRENT LIABILITIES
Notes payable, non-current portion	15,484	2,234,038
Lease liability, non-current portion	57,699	155,107
Total noncurrent liabilities	$73,183	$2,389,145

Total liabilities	$7,550,544	$5,376,816

SHAREHOLDERS’ DEFICIENCY
Preferred shares - 100,000,000 authorized, zero issued and outstanding as of both September 30, 2024 and December 31, 2023	$-	$-
Common shares - without par value, 62,870,943 and 58,822,126 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	36,499,551	33,212,631
Accumulated deficit	(41,520,188)	(34,487,637)
Total deficiency	$(5,020,637)	$(1,275,006)

Total Liabilities & shareholders’ deficiency	$2,529,907	$4,101,810

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

YERBAÉ BRANDS CORP.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In United States dollars, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$1,631,615	$2,986,734	$4,628,830	$9,991,758
Cost of sales	599,845	1,417,603	2,122,316	4,968,058
Gross profit	$1,031,770	$1,569,131	$2,506,514	$5,023,700

General and administrative	$1,792,423	$3,589,314	$7,469,589	$15,735,214
Sales, advertising and marketing	311,915	1,886,414	1,136,839	5,542,848
Total expenses	$2,104,338	$5,475,728	$8,606,428	$21,278,062

Net loss before other income (expense)	(1,072,568)	(3,906,597)	(6,099,914)	(16,254,362)

Interest expense	(406,926)	(234,756)	(932,637)	(418,748)

Net loss before income taxes	(1,479,494)	(4,141,353)	(7,032,551)	(16,673,110)
Income tax expense	-	-	-	-
Net loss and comprehensive loss	$(1,479,494)	$(4,141,353)	$(7,032,551)	$(16,673,110)

Basic and diluted loss per share	$(0.02)	$(0.07)	$(0.11)	$(0.31)

Basic and diluted weighted average shares outstanding	61,767,132	56,506,032	61,982,564	54,645,615

The accompanying notes are an integral part of these consolidated interim financial statements.

YERBAÉ BRANDS CORP.

UNAUDITED CONDENSED INTERIM STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(In United States dollars, except share data)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2022	30,217,566	$3,022	$9,027,460	$(13,663,598)	$(4,633,116)
Recapitalization	8,239,215	(3,022)	643,731	-	640,709
Convertible debt conversion into common shares	5,599,102	-	4,528,094	-	4,528,094
Shares issued as compensation in connection with financings	5,554,447	-	(481,574)	-	(481,574)
Warrant issuance	-	-	1,643,777	-	1,643,777
Performance shares issued in connection with Merger	5,000,000	-	6,086,596	-	6,086,596
Stock compensation expense	-	-	104,455	-	104,455
Net loss	-	-	-	(8,882,782)	(8,882,782)
Balance, March 31, 2023	54,610,330	$-	$21,552,539	$(22,546,380)	$(993,841)
Warrant issuance	-	-	1,250,603	-	1,250,603
Stock compensation expense	-	-	856,829	-	856,829
Net loss	-	-	-	(3,648,975)	(3,648,975)
Balance, June 30, 2023	54,610,330	$-	$23,659,971	$(26,195,355)	$(2,535,384)
Stock compensation expense	-	-	733,686	-	733,686
Convertible debt conversion into common shares	222,123	-	539,606	-	539,606
Shares issued for equity raise	2,476,321	-	3,615,023	-	3,615,023
Performance shares issued	-	-	413,841	-	413,841
Warrant issuance	1,094,968	-	1,225,613	-	1,225,613
Net loss	-	-	-	(4,141,353)	(4,141,353)
Balance, September 30, 2023	58,403,742	$-	$30,187,740	$(30,336,708)	$(148,968)

Balance, December 31, 2023	58,822,126	$-	$33,212,631	$(34,487,637)	$(1,275,006)
Exercise of warrants	1,451,098	-	1,551,979	-	1,551,979
Stock compensation expense	1,493,908	-	944,865	-	944,865
Net loss	-	-	-	(2,793,709)	(2,793,709)
Balance, March 31, 2024	61,767,132	$-	$35,709,475	$(37,281,346)	$(1,571,871)
Stock compensation expense	-	-	591,292	-	591,292
Shares issued-Special Warrants	1,103,811	-	-	-	-
Net loss	-	-	-	(2,759,348)	(2,759,348)
Balance, June 30, 2024	62,870,943	$-	$36,300,767	$(40,040,694)	$(3,739,927)
Stock compensation expense	-	-	198,784	-	198,784
Net loss	-	-	-	(1,479,494)	(1,479,494)
Balance, September 30, 2024	62,870,943	$-	$36,499,551	$(41,520,188)	$(5,020,637)

The accompanying notes are an integral part of these consolidated interim financial statements.

YERBAÉ BRANDS CORP.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(In United States dollars)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,032,551)	$(16,673,110)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,734,941	1,694,970
Performance shares granted upon consummation of RTO	-	6,086,596
Depreciation and amortization	23,260	29,083
Gain on sale of equipment	-	(70,647)
Lease expense	(19,971)	37,899
Accretion expense	538,634	215,412
Change in operating assets and liabilities:
Accounts receivable	309,639	11,559
Inventory	237,045	(65,100)
Prepaid expenses	219,547	(261,142)
Accounts payable	70,972	(1,104,076)
Accrued interest	148,486	43,047
Accrued expenses	171,364	70,497
Net cash used in operating activities	(3,598,634)	(9,985,012)

Cash flows from investing activities:
Proceeds from the sale of equipment	-	96,168
Recapitalization	-	640,709
Net cash flows provided by investing activities:	-	736,877

Cash flows from financing activities:
Proceeds from debt instruments and notes payable	3,057,477	5,973,613
Payments on debt instruments and notes payable	(2,039,047)	(4,004,143)
Proceeds from note - related party	320,000	-
Warrants exercised	1,551,979	-
Fees on Convertible note	-	(204,050)
Proceeds from issuance of common stock and warrants	-	8,226,909
Net cash flows provided by (used in) financing activities:	2,890,409	9,992,329

Net change in cash	(708,225)	744,194
Cash, beginning of period	977,373	857,710
Cash, end of period	$269,148	$1,601,904

Supplemental disclosure of cash flow information
Cash paid for interest	$(160,290)	$(74,584)
Conversion of notes payable to common stock	$-	$4,528,094
Reverse takeover transaction	$-	$(569,115)

The accompanying notes are an integral part of these consolidated interim financial statements.

YERBAÉ BRANDS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

NOTE 1 - NATURE AND DESCRIPTION OF BUSINESS

Yerbaé Brands Corp. (“Yerbaé” and, together with its subsidiary, the “Company”. “we”, or “us”) is a corporation existing under the Business Corporations Act (British Columbia) (“BCBCA”). Yerbaé’s principal subsidiaries are Yerbaé Brands Co. (“Yerbaé USA”) and Yerbaé LLC of which Yerbaé owns 100% interests in. Yerbaé is a beverage manufacturer focusing on the development and distribution of plant-based energy drinks and seltzers.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include Yerbaé and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. The Company had the following wholly-owned consolidated subsidiaries as of September 30, 2024:

Subsidiary	Date of Incorporation	Jurisdiction of Incorporation	Ownership Percentage	Direct or Indirect Ownership
Yerbaé Brands Co.	August 21, 2020	Delaware	100%	Direct
Yerbaé LLC(1)	May 18, 2016	Delaware	100%	Indirect

(1)	Yerbaé LLC is a wholly-owned subsidiary of Yerbaé Brands Co.

These unaudited condensed interim consolidated financial statements should be read in conjunction with the company’s latest consolidated annual financial statements for the period ended December 31, 2023 that was filed in our Form 10 filed with the SEC on July 19, 2024. In general, disclosure provided in these unaudited condensed interim consolidated financial statements do not repeat the disclosure provided in the Company’s most recent audited consolidated annual financial statements. However, these unaudited condensed interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

Going Concern

Yerbaé’s evaluation of its ability to continue as a going concern requires it to evaluate its future sources and uses of cash sufficient to fund its currently expected operations in conducting business activities one year from the date its unaudited condensed interim consolidated financial statements are issued. Yerbaé evaluates the probability associated with each source and use of cash resources in making its going concern determination.

Due to our recurring losses, the ongoing challenging market conditions for beverage companies and our limited cash balance as of September 30, 2024, management believes that it is probable that the Company will be unable to meet its obligations as they come due within one year after the date that the unaudited condensed interim consolidated financial statements are issued. While the Company is attempting to plan additional financings, including equity and debt, which are intended to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern, those financings may not occur. If the financings do not occur, management will try and implement alternative arrangements, and such arrangements could have a potentially significant negative impact on the current net asset value of the Company. These alternatives include: (1) raising additional capital by means other than those planned through equity and/or debt financing; and/or (2) entering into new commercial relationships to help fund future expenses.

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

Management Estimates

The preparation of the unaudited condensed interim consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the unaudited condensed interim consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; supply chain disruptions; uncertainty from potential recessionary effects; climate-related matters; market, industry and regulatory factors, including permitting issues; global events, such as the ongoing military conflicts in Ukraine and the middle east; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s unaudited condensed interim consolidated financial position and results of operations taken as a whole, actual results could differ from these estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Note

In accordance with Rule 10-01(a)(5) of Regulation S-X, the Company has not provided summary of significant accounting policy disclosure which would substantially duplicate the disclosure contained in our most recent annual report included in our Form 10 filed with the Securities and Exchange Commission (the “SEC”) on July 19, 2024.

Inventory

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in/first-out basis. The cost of inventory includes material and manufacturing costs. Inventoriable costs are expensed to cost of goods sold on the unaudited condensed interim consolidated statement of operations in the same period as finished products are sold. The amount of any write-down of inventory to net realizable value and all losses of inventory are recognized as an expense in the period when the write-down or loss. No write downs were recognized during the three and nine month interim reporting periods ended September 30, 2024 or September 30, 2023. Further, we establish a reserve related to shrinkage. The reserve is adjusted at the end of each reporting period as needed.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were recognized during the three and nine month interim periods ended September 30, 2024 or September 30, 2023.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the Company’s own assumptions. While the Company does not have any financial instruments that are measured to fair value on a recurring or non-recurring basis, it does have financial instruments, such as cash, notes payable, and the line of credit as of both September 30, 2024, and December 31, 2023.

The Company’s financial instruments as of September 30, 2024 included cash, accounts receivables, accounts payable, related party notes payable and notes payable. The stated amounts of cash, accounts receivables and accounts payable represent fair value due to the short-term nature of the instruments. Further, the stated amount of the related party notes payable and notes payable, which are classified as level 3 instruments, also represent fair value due the notes being issued at currently prevailing market rates.

Notes Payable

The Company recognizes its note payables in accordance with the guidance in ASC 470 Debt. When there is no stated interest rate on the note payable, or the note payable includes an original issue discount, the Company determines the interest rate utilizing the interest method outlined in ASC 835 Interest. In accordance with the ASC topic, original issue discounts are recognized as a debt discount and amortized to interest expense over the estimated life of the loan. Finally, note payables are classified as either current or non-current in accordance with the guidance in ASC 210 Balance Sheet and ASC 470 Debt.

Recent Accounting Pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures-In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. Yerbaé expects this ASU to only impact its disclosures with no impact to the Company’s results of operations, cash flows and financial condition.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures-In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all period presented. Yerbaé expects this ASU to only impact its disclosures with no impact to the Company’s results of operations, cash flows, and financial condition.

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company is in the business of manufacturing plant-based beverages and derives its revenues from one primary source-product sales. Revenue from contracts with customers is recognized when control of the goods are transferred to the customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods.

The Company recognizes revenue in accordance with the five-step model outlined in ASC 606-Revenue from Contracts with Customers. Specifically, the Company recognizes revenue from the sale of Yerbaé product to our customers by applying the following steps:

1.	Identify the contract(s) with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company’s contracts with customers contain a single performance obligation consisting of providing Yerbaé energy drinks. As it pertains to the single performance obligation, the Company does not recognize any contract assets or contract liabilities as it does not: (1) have a right to consideration in exchange for goods or services that the entity has transferred to a customer when the right is conditioned on something other than the passage or (2) receive payment prior to performing.

The Company typically satisfies its performance obligations at a point time upon the occurrence of delivery of the product to the customer. Further, payment is typically received within 60 days after product delivery and does not include a significant financing component.

The Company’s contracts with customers include variable consideration including customer rebates and quick pay discounts. The Company estimates variable consideration, which it does not consider to be constrained, using either the most likely amount or expected value methods depending on the type of variable consideration.

The Company only provides refunds for products that are damaged during delivery to the customer. However, instances of refunds are rare and have not historically had a material impact on the Company’s results of operations. Finally, Yerbaé has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer.

In addition to variable consideration, the Company also provides payments to certain customers for slotting fees. In accordance with the guidance in ASC 606-10-32, the Company determined that the payment is not in exchange for a distinct good or service and it is therefore recognized as a reduction to the transaction price. As the slotting fee payment covers the life of the contract with a customer, the initial payment is recognized as an asset and is amortized as a reduction to revenue on a rational and reasonable basis over the estimated life of the contract.

Costs to Obtain a Contract with a Customer

The Company does not recognize any assets related to either costs to obtain or fulfil a contract with a customer. We incur certain delivery costs prior to transferring control of Yerbaé product to our customers (i.e. outbound freight). In accordance with the guidance in ASC 606-10-25, those costs are recognized as a fulfilment cost as they are provided prior to transferring control of the Yerbaé product to our customer (i.e. akin to shipping and handling). Further, the costs are classified in general and administrative within the unaudited condensed interim consolidated statement of operations.

NOTE 4 - REVERSE RECAPITALIZATION

On February 8, 2023, Yerbaé completed the Transaction with Yerbaé USA by way of a reverse merger conducted pursuant to: (i) the provisions of the Delaware General Corporations Law (“DGCL”) in which Merger Sub merged with and into Yerbaé USA, and (ii) a plan of arrangement conducted pursuant to the provisions of the BCBCA, which resulted in the amalgamation of Kona Bay with FinCo. In connection with the Closing, Yerbaé (formerly, Kona Bay Technologies Inc.) consolidated its issued and outstanding common shares (each, a “Common Share”) on the basis of 5.8 pre-consolidation Common Shares for each one post-consolidation Common Share and changed its name from “Kona Bay Technologies Inc.” to “Yerbaé Brands Corp.”. In accounting for the Transaction, the Company determined that Kona Bay was a shell company (as that term has been defined in Rule 405 of the United States Securities Act of 1933) as prior to the merger they had no operations and assets consisting solely of cash and cash equivalents. Thus, pursuant to section 12100 of the United States Securities and Exchange Commission’s (“SEC”) financial reporting manual, the Company concluded that: (1) the Transaction should be accounted for as “a reverse takeover equivalent to the issuance of Common Shares by the Company for the net monetary assets of Kona Bay”; and (2) the Company should be considered the accounting acquirer/legal acquiree in the Transaction. As the Company concluded that Yerbaé USA was the accounting acquirer/legal acquiree in the transaction, the historical results of the combined company (prior the merger) represent the historical results of Yerbaé USA.

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

NOTE 5 - INVENTORY

Inventory consists of the following for the fiscal periods presented:

	September 30, 2024	December 31, 2023

Raw material	$151,550	$54,954
Finished goods	576,621	908,433
Reserve for shrinkage	(2,928)	(1,099)
TOTAL	$725,243	$962,288

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consist primarily of vehicles. Depreciation is computed on a straight-line method over an estimated useful life of the asset of approximately five years.

	September 30, 2024	December 31, 2023
Vehicles, gross	$74,036	$109,915
Vehicles, accumulated depreciation	(43,907)	(49,462)
Vehicles, net	$30,129	$60,453

Depreciation expense totalled $3,479 and $6,732 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense totalled $13,246 and $29,083 for the nine months ended September 30, 2024 and 2023, respectively, and is recorded in General and Administrative in the unaudited condensed interim consolidated statement of operations.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consist of the following as of the following dates:

	September 30, 2024	December 31, 2023
Payroll and related costs	$238,312	$358,154
Credit card expenses	494,715	259,144
Interest	281,839	133,353
Other accrued expenses	145,410	89,775
TOTAL	$1,160,276	$840,426

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2024	December 31, 2023

Convertible notes payable to multiple investors in the amount of $3,802,000 in total. The loans mature during April 2025 and have a stated interest rate of 6.00%	2,734,936	2,196,302
Various notes payable in monthly instalments ranging from $543 to $652, including interest ranging from 2.90% to 5.49%, due October 2026. The notes are secured by vehicles.	30,968	60,914
Short term note payable due to Amazon Lending originated December 26, 2023 maturing December 26, 2024 at an interest rate of 14.49%, secured by inventories.	$36,937	$317,000
Note payable to MaximCash Solutions for $750,000 with an original issue discount of $97,500. The loan matures on July 5, 2025 and has an effective interest rate of 42%	584,801	-
Note payable to an unrelated third party for $540,000 with an original issue discount of $40,000. The loan matures on August 16, 2025 and has an effective interest rate of 8%	500,000	-
Note payable to an unrelated third party for $60,000 with an original issue discount of $10,000. The loan matures on February 26, 2025 and has an effective interest rate of 8.3%	51,667	-
Note payable to an unrelated third party for $230,000. The loan agreement includes a payment rate of 15% of the Company’s weekly sales plus an additional $30,000 fee.	159,137	-
Related party note payable to a director of the Company for $330,000 with an original issue discount of $30,000. The loan matures on June 15, 2025 and has an effective interest rate of 10%	307,500	-
Related party note payable to a director of the Company for $24,000 with an original issue discount of $4,000. The loan matures on June 15, 2025 and has an effective interest rate of 10%	20,667	-
Total notes payable	4,426,613	2,574,216
Less current maturities	(4,411,129)	(340,178)
Total notes payable, non-current portion	$15,484	$2,234,038

Loans Issued Prior to 2024

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

In accounting for the Debentures, the Company concluded the conversion option should not be bi-furcated from the debt host as it was considered indexed to the company’s stock in accordance with ASC 815-40. Further, the Company also concluded that the detachable warrants should be classified in equity as they: (1) were not within the scope of ASC 480-10; and (2) should be considered indexed to the Company’s Common Shares. In accordance with ASC 470-20, the Company recognized both the Debentures and detachable warrants at their relative fair values. This resulted in the recognition of a debt discount that is being amortized to interest expense over the life of the Debenture Units. During the three and nine months ended September 30, 2024, the Company recorded accretion expense of $190,270 and $538,634, respectively. The remaining unamortized debt discount balance as of September 30, 2024 was $542,063. Further, the remaining balance of the convertible debentures as of September 30, 2024 and December 31, 2023 was $2,734,936 and $2,196,302, respectively.

Motor Vehicle Loan

During 2023, the Company entered into various notes payable related to vehicles with monthly instalments ranging from $543 to $652, including interest ranging from 2.90% to 5.49%, due October 2026. The notes are secured by vehicles. There were no changes to the terms of these loans. All changes were a result of repayment.

Amazon Lending

During 2023, the Company entered into a financing arrangement with Amazon Lending, maturing December 26, 2024 at an interest rate of 14.49%, secured by inventories. There were no changes to the terms of these loans. All changes were a result of repayment.

Ampla and Oxford Financing

On May 16, 2023, Yerbaé replaced their finance provider Ampla LLC (“Ampla”) and secured a new accounts receivable and inventory of $2,500,000 with Oxford Commercial Finance, a Michigan banking corporation, through its Delaware subsidiary Yerbaé LLC. The Company can draw down funds as needed, and only pay interest on the amount borrowed. The debt facility was secured by a security interest in all assets of Yerbaé, including a first security interest in Yerbaé’s accounts receivable and inventory. The facility was repaid during 2023.

Loans Issued During the Nine Months Ended September 30, 2024

Unrelated Third-Party Loans

On September 16, 2024, the Company entered into an agreement with a private lender whereby the lender agreed to loan an aggregate of up to $540,000. The loan matures on August 16, 2025. The balance of the loan was $500,000 net of discounts and repayments as of September 30, 2024 and had an effective interest rate of approximately 8.0%.

On August 26, 2024, the Company entered into an agreement with a lender whereby the lender agreed to loan an aggregate of up to $60,000 The loan matures on February 26, 2025. The balance of the loan was $51,667 net of discount and repayments as of September 30, 2024 and had an effective interest rate of approximately 8.3%.

On July 5, 2024, the Company entered into a loan agreement with MaximCash solutions for $750,000. The loan included an origination cost of $22,500. In addition, the Company agreed to issue the lender $75,000 in common stock of the Company for a total discount of $97,500. The loan matures on July 5, 2025. The balance of the loan was $584,801 net of discounts and repayments as of September 30, 2024 and had an effective interest rate of 42%.

During June of 2024, the Company entered into a loan agreement with Parafin for $230,000 and stated fee of $30,000; of which $10,000 was paid during period. This stated fee is treated as an interest and amortized over the term of the loan. The loan agreement includes a payment rate of 15% of the Company’s weekly sales over an 8-month period. The balance of the loan was $159,137, net of discounts and repayments as of September 30, 2024.

Related Party Loans

These loans are described in Note 11.

NOTE 9 – SHARE CAPITAL

Yerbaé is authorized to issue an unlimited number of Common Shares without par value and 100,000,000 preferred shares (each, a “Preferred Share”) without par value.

For the interim period ended September 30, 2024, and annual period ended December 31, 2023, the Company had the following equity transactions:

On May 19, 2022, Yerbaé (formerly Kona Bay) entered into the Arrangement Agreement with Yerbaé USA, Merger Sub, FinCo, Todd Gibson and Karrie Gibson, with respect to the Transaction. On February 8, 2023, Yerbae completed its Transaction with Yerbaé USA by way of a reverse takeover. conducted pursuant to: (i) the provisions of the DGCL in which Merger Sub merged with and into Yerbaé USA, and (ii) a plan of arrangement conducted pursuant to the provisions of the BCBCA. In connection with the Closing, Yerbaé (formerly, Kona Bay) consolidated its outstanding Common Shares on the basis of 5.8 pre-consolidation Common Shares for each one post-consolidation Common Share prior to the completion of the Amalgamation and changed its name from “Kona Bay Technologies Inc.” to “Yerbaé Brands Corp.”. Total Common Shares issued relating to the reverse takeover that were issued to former Kona Bay shareholders was 8,239,215 Common Shares with a fair value of $7,526,000.

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

On July 17 2023, Yerbaé announced a non-brokered private placement of units (each, a “Unit”) of the Company at a price of $1.83 per Unit for aggregate gross proceeds of up to $5,000,000 (the “Offering”), with each Unit consisting of one Common Share and one warrant entitling the holder thereof to acquire one additional Common Share at a price per warrant share of $2.15 for a period of 24 months from the date of issuance. On August 18, 2023, Yerbaé closed the initial tranche of the Offering which consisted of the issuance by the Company of 2,219,629 Units for aggregate gross proceeds of $4,061,921. In connection with the closing of the initial tranche, the Company paid eligible finders cash fees of $33,243. On August 31, 2023, Yerbaé closed the second tranche of the Offering which consisted of the issuance by the Company of 225,329 Units for aggregate gross proceeds of $412,352.

Yerbae entered into an agreement, as amended on June 19, 2023 (the “FORCE Family Agreement”) with FORCE Family Office Inc. (“FORCE”). Under the terms of the FORCE agreement, FORCE will provide certain business development and corporate strategies services to enhance the Company’s growth and market positioning. In consideration for the services to be provided by FORCE, the Company agreed to pay FORCE an aggregate consulting fee of $150,000 payable in Common Shares as to $25,000 in Common Shares on the date that is one month from the date of execution of the FORCE agreement at a deemed price per Common Share equal to the prevailing market price of the Common Shares on the date of such payment and $125,000 in Common Shares on the date of expiration of the six month term at a deemed price per Common Share equal to the prevailing market price of the Common Shares on the date of such payment. Accordingly, on July 21, 2023, the Company issued 11,363 Common Shares to FORCE at a deemed price of $2.20 per Common Share in satisfaction of the initial $25,000 payment.

On November 16, 2023, Yerbaé issued 159,496 Common Shares upon the exercise of 159,496 warrants. On November 24, 2023, Yerbaé issued 66,489 Common Shares at a deemed price of US$1.88 per Common Share to FORCE pursuant to the terms of the FORCE Family Agreement.

On December 29, 2023, Yerbaé granted, effective January 1, 2024, an aggregate of 531,250 Options, 1,666,665 RSUs and 1,002,775 PSUs. Each Option, once vested, is exercisable into one Common Share at a price of $0.96 per Common Share for a period of 7 years. Each RSU representing the right to receive, once vested twelve (12) months from the date of grant, in accordance with corresponding the RSU award agreements, one Common Share. Each PSU represents the right to receive, once vested, in accordance with the correspondence PSU award agreements and achievement of the performance criteria, one Common Share.

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

On January 16, 2024, the Company issued, in connection with the exercise by one eligible warrant holder (the “Eligible Holder”) who participated in the Company’s warrant exercise incentive program an aggregate of 835,000 Warrants for aggregate proceeds to the Company of $1,002,000, and an aggregate of 835,000 warrants (each, an “Incentive Warrant”) to the Eligible Holder. The Incentive Warrants are exercisable into the same number of common shares of the Company at an exercise price of $1.50 per common share until December 14, 2025, subject to an acceleration provision whereby, if for any thirty (30) consecutive trading days (the “Premium Trading Days”) following the repricing the closing price of the common shares exceeds $2.50 per common share, the Incentive Warrants’ expiry date will be accelerated such that holders will have thirty (30) calendar days to exercise the Incentive Warrants (if they have not first expired in the normal course) (the “Acceleration Clause”). In accordance with the guidance in ASC 815-40-35, the Company determined that the exchange was related to an equity financing (i.e. the inducement of the existing warrants) and therefore recognized the $133,600 excess in fair value of the exchanged instrument over the fair value of the instrument immediately before it was exchanged as an equity issuance cost.

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

During the three months ended September 30, 2024, there was a total of 3,208,498 warrants expired unexercised.

Performance Shares

During the three months ended March 31, 2023, the Company granted an aggregate 5 million Performance Shares to the CEO and COO upon consummation of the Transaction. These Performance Shares are held in escrow and are to be released upon the completion of certain performance-based incentives related to the listing of the Common Shares on the TSX Venture Exchange (“TSXV”), future equity financings, and certain trailing gross revenue targets. As of September 30, 2024, 2.5 million performance shares have been released and the remainder are still in escrow as not all of the performance criteria have been achieved.

During the three months ended March 31, 2023, the Company granted an aggregate 3 million Performance Shares to external parties in connection with the Transaction. One million of these Performance Shares were released upon completion of the Transaction. The remaining two million Performance Shares were subject to escrow until completion, within twelve months of the Listing Date, by the Company of a financing of a minimum aggregate of $7,000,000 (excluding the proceeds from the Concurrent Financing) at a valuation of the Company equal to a minimum of $50,000,000. These performance criteria were met during the year ended December 31, 2023, and, as such, all of the performance shares were released from escrow as of December 31, 2023.

NOTE 10 – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of Common Shares issued during the three and nine months ended September 30, 2024, and 2023. The following table reflects the loss and share data used in the basic loss per share calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(1,479,494)	$(4,141,353)	$(7,032,551)	$(16,673,110)
Basic and diluted weighted average number of Common Shares in issue	61,767,132	56,506,032	61,982,564	54,645,615
Basic and diluted loss per share	$(0.02)	$(0.07)	$(0.11)	$(0.31)

Diluted loss per share did not include the effect of outstanding stock options, PSUs, RSUs, performance shares, warrants and convertible debentures as the effect would be anti-dilutive. The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

As At
September 30, 2024
Restricted stock units(1)	1,027,378
Performance share units(1)	595,422
Performance shares	2,500,000
Stock options	2,338,380
Warrants	10,145,484
Convertible debt	2,715,714

(1)	These amounts represent shares granted but not yet issued

NOTE 11 – RELATED PARTIES

On January 30, 2023, the Company entered into a loan agreement with a director of the Company. An aggregate of $100,000 was advanced by the related party pursuant to the loan agreement. The loan was fully repaid during 2023.

On July 1, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $330,000. The loan matures on June 15, 2025 and had an effective interest rate 10%. The net balance of the loan as of September 30, 2024, was $307,500 which includes accrued interest to the end of the period.

On August 26, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $24,000 with an effective rate of 8.3%. The loan matures on February 26, 2024. The net balance of the loan as of September 30, 2024, was $20,667 net of discount and repayments.

NOTE 12 - INCOME TAXES

The Company recognized pre-tax accounting losses for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, any deferred tax assets, which have been recognized primarily as a result of loss carry forwards, have been fully offset by a valuation allowance. As such, for both the three and nine months ended September 30, 2024 and September 30, 2023, there were no significant variations in the relationship between income tax expense and pretax accounting income.

NOTE 13 - COST OF SALES

Cost of sales is primarily comprised of materials, including in-bound freight, and rent related to the Company’s manufacturing facilities. The breakdown for the items within costs of sales was the following for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Materials	$558,360	$1,378,422	$1,972,902	$4,854,156
Warehouse rent (non-lease)	41,485	39,181	149,414	113,902
Cost of goods sold	$599,845	$1,417,603	$2,122,316	$4,968,058

NOTE 14 – GENERAL AND ADMINISTRATIVE

General and administrative consisted of the following expenses during the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation	$198,784	$733,686	$1,734,941	$1,694,970
Outbound freight	442,380	575,560	1,333,707	1,956,911
Employee benefits	471,508	756,147	1,788,796	2,272,388
Professional fees	420,757	1,030,786	1,314,551	2,197,653
Office expenses	222,801	254,353	838,652	889,376
Performance shares granted upon consummation of RTO	-	-	-	6,086,596
Other	36,193	238,782	458,942	637,320
Total general and administrative expenses	$1,792,423	$3,589,314	$7,469,589	$15,735,214

NOTE 15 - COMMITMENTS & CONTINGENCIES

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s unaudited condensed interim consolidated financial position, results of operations or cash flow.

Commitments

The Company has unconditional purchase obligations for certain raw materials, such as ingredients and bottles. However, none of the contracts related to the purchase obligations are entered into for a period greater than one year.

NOTE 16 - SUBSEQUENT EVENTS

As discussed in Note 9, the Company entered into a loan agreement with MaximCash Solutions during July of 2024 to borrow $750,000. In consideration for the loan, the Company agreed to issue $75,000 of shares to the lender at $0.35 per share, or 214,285 shares. While the loan was entered into during July, the Company issued the shares upon approval from the TSXV during October of 2024.

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

Readers should carefully review and consider the various disclosures made by us in the Form 10 filed with the SEC on July 19, 2024, this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

Use of United States Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures, unless otherwise noted. All of the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report. All references to dollar amount in this section are in United States dollars, unless expressly stated otherwise.

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $41.5 million and $34.5 million as of September 30, 2024, and December 31, 2023, respectively. Further, the Company had cash and cash equivalents of approximately $0.3 million and $1.0 million as of September 30, 2024, and December 31, 2023, respectively. The Company’s primary focus in recent months has been and will continue to be supporting the manufacturing of its products which requires capital and resources. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company’s currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these unaudited condensed interim consolidated financial statements, the Company will require additional funding to continue to progress its operational obligations as they come due. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through financing, operations, or other transactions, including third party loans.

Management’s discussion and analysis of financial condition and results of operations

Liquidity and Capital Resources

As of September 30, 2024, and December 31, 2023, the Company had a working capital deficit of $5,095,669 and surplus of $843,478, respectively. The Company has incurred losses since inception and as of September 30, 2024, and December 31, 2023, had an accumulated deficit of approximately $41.5 million and $34.5 million, respectively. The Company’s objective in managing its capital is to ensure that there is sufficient liquidity to finance and grow its operations, maximize the preservation of capital, provide adequate capital to fund its business objectives, and deliver competitive returns on invested capital. To fund its activities, the Company has primarily relied on private placement financing, warrant exercises, loans and other forms of debt. The material debt financing and loan transactions were as follows:

Notes Payable

Convertible Notes

During 2023, convertible notes payable were issued in the amount of $3,802,000 with a stated interest rate of 6.00%. The convertible notes were unsecured and are due on April 30, 2025. The balance, net of debt discount, of the convertible notes as of September 30, 2024, and December 31, 2023, was $2,734,936 and $2,196,302, respectively.

Motor Vehicle Loan

During 2023, the Company entered into various notes payable related to vehicles with monthly installments ranging from $543 to $652, including interest ranging from 2.90% to 5.49%, due October 2026. The notes are secured by vehicles and had a balance of $30,968 and $60,914 as of September 30, 2024 and December 31, 2023. There were no changes to the terms of these loans. All changes were a result of repayment.

Amazon Lending

During 2023, the Company entered into a financing arrangement with Amazon Lending, maturing December 26, 2024 at an interest rate of 14.49%, secured by inventories. There were no changes to the terms of these loans. All changes were a result of repayment.

Ampla and Oxford Financing

On May 16, 2023, Yerbaé replaced their finance provider Ampla LLC (“Ampla”) and secured a new accounts receivable and inventory of $2,500,000 with Oxford Commercial Finance, a Michigan banking corporation, through its Delaware subsidiary Yerbaé LLC. The Company can draw down funds as needed, and only pay interest on the amount borrowed. The debt facility was secured by a security interest in all assets of Yerbaé, including a first security interest in Yerbaé’s accounts receivable and inventory. The facility was repaid during 2023.

Unrelated Third-Party Loans

On July 5, 2024, the Company entered into a loan agreement with MaximCash solutions for $750,000. The loan included an origination cost of $22,500. In addition, the Company agreed to issue the lender $75,000 in common stock of the Company for a total discount of $97,500. The loan matures on July 5, 2025. The balance of the loan was $584,801 net of discounts and repayments as of September 30, 2024 and had an effective interest rate of 42%.

On August 26, 2024, the Company entered into an agreement with a lender whereby the lender agreed to loan an aggregate of up to $60,000 The loan matures on February 26, 2025. The balance of the loan was $51,667 net of discount and repayments as of September 30, 2024 and had an effective interest rate of approximately 8.3%.

On September 16, 2024, the Company entered into an agreement with a private lender whereby the lender agreed to loan an aggregate of up to $540,000. The loan matures on August 16, 2025. The balance of the loan was $500,000 as of September 30, 2024 and had an effective interest rate of approximately 8.0%.

During June of 2024, the Company entered into a loan agreement with Parafin for $230,000 and stated fee of $30,000; of which $10,000 was paid during period. This stated fee is treated as an interest and amortized over the term of the loan. The loan agreement includes a payment rate of 15% of the Company’s weekly sales over an 8-month period. The balance of the loan was $159,137, net of discounts and repayments as of September 30, 2024.

Related Party Loans

On January 30, 2023, the Company entered into a loan agreement with a director of the Company. An aggregate of $100,000 was advanced by the related party pursuant to the loan agreement. The loan was fully repaid during 2023.

On July 1, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $330,000. The loan matures on June 15, 2025 and had an effective interest rate 10%. The net balance of the loan as of September 30, 2024, was $307,500 which includes accrued interest to the end of the period.

On August 26, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $24,000 with an effective rate of 8.3%. The loan matures on February 26, 2024. The net balance of the loan as of September 30, 2024, was $20,667 net of discount and repayments.

Warrant Exercise and Expiration

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

On April 8, 2024, the Company issued an aggregate of 1,103,811 common shares and 1,103,811 share purchase warrants pursuant to the exercise and terms of 1,003,468 special warrants originally issued pursuant to the closing of a special warrants offering which closed on December 6, 2023. The proceeds of the special warrants of approximately $1.5 million were received on December 6, 2023, and no proceeds were received upon the exercise of the special warrants.

During the three months ended September 30, 2024, there was a total of 3,208,498 warrants expired unexercised.

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

Due to our recurring losses, the ongoing challenging market conditions for beverage companies and our limited cash balance as of September 30, 2024, management believes that it is probable that the Company will be unable to meet its obligations as they come due within one year after the date that the unaudited condensed consolidated financial statements are issued. While the Company is attempting to plan additional financings, which are intended to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern, those financings may not occur. If the financings do not occur, management will try and implement alternative arrangements, and such arrangements could have a potentially significant negative impact on the current net asset value of the Company. These alternatives include: (1) raising additional capital by means other than those planned through equity and/or debt financings; and/or (2) entering into new commercial relationships to help fund future expenses.

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

Cash Flows

The following tables summarize the results of the Company’s cash flows for the below respective periods:

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(3,598,634)	$(9,985,012)
Investing activities	-	736,877
Financing activities	2,890,409	9,992,329
Net change in cash	$(708,225)	$744,194

Operating Activities

Net cash used in operating activities was approximately $3.6 million for the nine months ended September 30, 2024, and was comprised of the net loss of $7.0 million and had net non-cash items totalling $2.2 million, consisting primarily of $1.7 million in share-based compensation expense and $0.5 million in accretion expense. Changes in operating assets and liabilities was $1.1 million, primarily consisting of a change in accounts receivable of $0.3 million, inventory of $0.2 million, prepaid expenses of $0.2 million, accounts payable of $0.1 million, accrued interest of $0.1 million and accrued expenses of $0.1 million.

Net cash used in operating activities was $10.0 million for the nine months ended September 30, 2023. The net loss for the nine months ended September 30, 2023, was $16.7 million and had net noncash items of $8.0 million, primarily consisting of performance shares granted upon consummation of the reverse takeover of $6.1 million, share-based compensation of $1.7 million and accretion expense of $0.2 million. Changes in operating assets and liabilities was ($1.3 million), primarily consisting of a change in accounts payable of ($1.1 million), prepaid expenses of ($0.3 million), accrued expenses of $0.1 million and ($0.1 million) in inventory.

Investing Activities

The Company did not engage in any material investing activities during the nine months ended September 30, 2024. Net cash provided from investing activities for the nine months ended September 30, 2023 was $0.6 million. The $0.6 million amount for the nine months ended September 30, 2023, was comprised primarily of $0.6 million of cash acquired as part of the reverse merger with Kona Bay.

Financing Activities

Net cash provided by financing activities was $2.9 million and $10.0 million for the nine months ended September 30, 2024, and 2023, respectively. For the nine months ended September 30, 2024, these amounts consisted of net proceeds from the exercise of warrants of $1.6 million and net proceeds from debt instruments and notes payable of $1.0 million and proceeds from note to related party of $0.3 million. For the nine months ended September 30, 2023, these amounts consisted of proceeds from issuance of common stock and warrants of $8.2 million, net proceeds from debt instruments and notes payable of $2.0 million and fees related to the issuance of convertible notes of ($0.2 million).

Results of Operations

Three months ended September 30, 2024, compared to three months ended September 30, 2023

The following tables set forth the Company’s results of operations for the periods presented. The comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended September 30,
	2024	2023
Revenues	$1,631,615	$2,986,734
Cost of sales	599,845	1,417,603
Gross profit	$1,031,770	$1,569,131

General and administrative	$1,792,423	$3,589,314
Sales, advertising and marketing	311,915	1,886,414
Total expenses	$2,104,338	$5,475,728

Net loss before other income (expense)	(1,072,568)	(3,906,597)

Interest expense	(406,926)	(234,756)

Net loss before income taxes	(1,479,494)	(4,141,353)
Income tax expense	-	-
Net loss and comprehensive loss	$(1,479,494)	$(4,141,353)

Revenues

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
Revenues	$1,631,615	$2,986,734	$(1,355,119)	-45%

Yerbaé’s revenues declined by $1.4 million, or 45%, for the three months ended September 30, 2024, compared to the same period in the prior year. This decline was primarily attributed to the non-renewal of its agreement with Sam’s Club, the nation’s second-largest club retailer, as well as the challenging consumer packaged goods (CPG) U.S. market today, which has been impacted by inflation and may be contributing to a reduction in consumer basket size. Despite this decrease, Yerbaé continued to advance its distribution footprint, executing with major retailers such as Kroger, Amazon, and Costco, along with multiple other retail chains. In the third quarter of 2024, the Company prioritized efforts to stabilize its business foundation, focusing on core strengths. Key growth was seen in the Natural Foods, Direct-to-Consumer, and Direct Store Delivery (“DSD”) channels, bolstered by the successful rollout of the new 12oz can platform launched in Q1 2024. Club store placements continued to perform well in select regions; however, a reduction in the number of stocked club stores as noted above led to a decline in quarterly sales.

Cost of Sales

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
Cost of sales	$599,845	$1,417,603	(817,758)	-58%

Cost of sales is primarily comprised of product materials, ingredient costs, bottling, inbound freight, and other related expenses. Costs of sales decreased by $0.8 million, or 58%, as compared to the same period in the prior year. The decrease in cost of goods sold was directly related to the decrease in sales during 2024.

General and Administrative

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
General and administrative	$1,792,423	$3,589,314	(1,796,891)	-50%

General and administrative expense included operational and administrative costs as detailed in the following table:

	For the Three Months Ended September 30,
	2024	2023
Share-based compensation	$198,784	$733,686
Outbound freight	442,380	575,560
Employee benefits	471,508	756,147
Professional fees	420,757	1,030,786
Office expenses	222,801	254,353
Other	36,193	238,782
Total general and administrative expenses	$1,792,423	$3,589,314

General and administrative expenses decreased to $1.8 million for the three months ended September 30, 2024, as compared to $3.6 million for the prior comparable period. The decrease was primarily due to decreases in share-based compensation of $0.5, professional fees of $0.6 million, employee benefits of $0.3 million, a decrease of outbound freight of $0.1 million and other expense of $0.2 million.

Sales, Advertising and Marketing

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
Sales, advertising and marketing	$311,915	$1,886,414	(1,574,499)	-83%

Sales, advertising and marketing decreased to $0.3 million for the three months ended September 30, 2024, compared to $1.9 million for the prior year period. Throughout 2024, the Company has prioritized delivering efficiencies across its sales, advertising, and marketing platforms. This effort included a strategic focus on optimizing product availability in both retail and eCommerce channels. As the Company continues its expansion, maximizing the effectiveness of every dollar spent has been a top priority. This optimization involved streamlining fewer less-effective programs and leveraging insights gained about our customers’ evolving needs in a dynamic consumer landscape. Our efforts included refining consumer messaging and enhancing in-market activities with higher quality visuals and retailer-specific programs. These initiatives have contributed to the continuous improvement of the brand’s positioning and increased consumer engagement.

Interest Expense

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
Total interest expense	$406,926	$234,756	172,170	73%

Interest expense includes interest expense and accretion expense related to the principal amount of $3,802,000 convertible debentures issued in 2023 and new debt issuances in 2024 and increased to $0.4 million for the three-month period ended September 30, 2024, compared to $0.2 million during the comparable prior year period. The increase was primarily related to an increase in interest and accretion expense related to new debt instruments that were entered into during 2024.

Nine months ended September 30, 2024, compared to nine months ended September 30, 2023

The following tables set forth the Company’s results of operations for the periods presented. The comparison of financial results is not necessarily indicative of future results.

	For the Nine Months Ended September 30,
	2024	2023
Revenues	$4,628,830	$9,991,758
Cost of sales	2,122,316	4,968,058
Gross profit	$2,506,514	$5,023,700

General and administrative	$7,469,589	$15,735,214
Sales, advertising and marketing	1,136,839	5,542,848
Total expenses	$8,606,428	$21,278,062

Net loss before other income (expense)	(6,099,914)	(16,254,362)

Interest expense	(932,637)	(418,748)

Net loss before income taxes	(7,032,551)	(16,673,110)
Income tax expense	-	-
Net loss and comprehensive loss	$(7,032,551)	$(16,673,110)

Revenues

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenues	$4,628,830	$9,991,758	$(5,362,928)	-54%

Yerbaé’s revenues declined by $5.4 million, or 54%, for the nine months ended September 30, 2024, compared to the same period in the prior year. Throughout this period, the Company prioritized optimizing its customer base by phasing out less profitable accounts, including previously announced exits from Sam’s Club and other high-slotting, low-volume retailers, which resulted in lower revenues for the nine-month period ended September 30, 2024 compared to the prior period. Yerbaé has instead focused on growth-oriented retail partnerships that enhance gross margins and deliver greater shareholder value. Significant progress was made in core focus channels, establishing a strong foundation for future growth. The Company also expanded its Direct-to-Consumer segment, introducing new variety packs and increasing brand awareness through a broader network of social media influencers and digital advertising. Additionally, Yerbaé strengthened its distributor relationships, onboarding 14 new distributors in the third quarter of 2024 to support its growth initiates for 2025 and beyond. Nine-month 2024 revenues were also impacted by the challenging CPG U.S. market, which has been impacted by higher inflation earlier in the period and as the Company transitioned from 16oz to 12 oz packaging, aligning with consumer demand for a more efficient product size, however this also resulted in decreased sales as the Company transitioned to the new can format. This transition was completed in Q2 2024.

Cost of Sales

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
Cost of sales	$2,122,316	$4,968,058	(2,845,742)	-57%

Cost of sales is primarily comprised of product materials, ingredient costs, bottling, inbound freight, and other related expenses. Costs of sales decreased by $2.8 million, or 57%, as compared to the same period in the prior year. The decrease in cost of goods sold was directly related to the decrease in sales during 2024.

General and Administrative

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
General and administrative	$7,469,589	$15,735,214	(8,265,625)	-53%

General and administrative expense included operational and administrative costs as detailed in the following table:

	For the Nine Months Ended September 30,
	2024	2023
Share-based compensation	$1,734,941	$1,694,970
Outbound freight	1,333,707	1,956,911
Employee benefits	1,788,796	2,272,388
Professional fees	1,314,551	2,197,653
Office expenses	838,652	889,376
Performance shares granted upon consummation of RTO	-	6,086,596
Other	458,942	637,320
Total general and administrative expenses	$7,469,589	$15,735,214

General and administrative expenses decreased to $7.5 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in expense related to performance shares granted upon consummation of the reverse takeover during the nine months ended September 30, 2023, of $6.1 million, a decrease of professional fees of $0.9 million, a decrease of outbound freight of $0.6 million, a decrease of employee benefits of $0.5 million and a decrease of other expenses $0.2 million.

Sales, Advertising and Marketing

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
Sales, advertising and marketing	1,136,839	$5,542,848	(4,406,009)	-79%

Sales, advertising and marketing decreased to $1.1 million for the nine months ended September 30, 2024, compared to $5.5 million for the prior year period. Over the past nine months, the Company has focused on evaluating and optimizing retailer performance, promotions, and growth levels. By concentrating on select channels, the Company has demonstrated its ability to operate more efficiently. This has involved reducing the number of promotions during the period and eliminating programs that did not meet expectations, such as paid pallet positions, slotting fees, and other sales initiatives. Additionally, the Company has prioritized more efficient and effective digital targeting in its eCommerce channels, which continues to deliver positive results.

Interest Expense

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
Total interest expense	932,637	418,748	513,889	123%

Interest expense includes interest expense and accretion expense related to the principal amount of $3,802,000 convertible debentures issued in 2023 and new debt issuances in 2024. Interest expense increased to $0.9 million for the nine months ended September 30, 2024, compared to $0.4 million during the comparable prior year period. The increase was primarily related to an increase in accretion expense of $0.3 million and an increase in interest expense related to new debt instruments that were entered into during 2024.

Critical Accounting Estimates

Refer to the Company’s critical accounting estimates section provided in its consolidated annual financial statements for the period ended December 31, 2023. There were no material updates or changes to the disclosure for the nine-month period ended September 30, 2024.

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

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

22

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

There were no unregistered sales of the Company’s equity securities during the three or nine months ended September 30, 2024.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

23

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit
10.1	Gibson Loan Agreement
10.2	Maximcash Solutions Loan Agreement
10.3***	Private Lender Loan Agreement
10.4	BEA Investment Loan Agreement
10.5	Dratt Loan Agreement
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

*** Portions of the exhibit have been omitted

24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YERBAÉ BRANDS CORP.

By:	/s/ Todd Gibson
Todd Gibson
Chief Executive Officer
Date:	November 14, 2024

By:	/s/ Karrie Gibson
Karrie Gibson
Interim Chief Financial Officer
Date:	November 14, 2024

25