Form 10-K
period 2024-12-31
YERBAE BRANDS CORP.
filed 2025-03-10
CIK 1978133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_______________

Commission file number: 000-56654

YERBAÉ BRANDS CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	85-2611392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18801 N Thompson Peak Pkwy, Suite 380, Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 471-8391

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Nil	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Shares
(Title of Class).

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2024, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common shares held by non-affiliates of the registrant was approximately $11,953,959, based upon the closing price of our company’s common shares of $0.27 per share as reported on the same date.

As of March 7, 2025, there were 65,922,869 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

YERBAÉ BRANDS CORP.

PART I

Item 1. Business

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Form 10, as filed with the U.S. SEC on July 19, 2024, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements.

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

As used in this report, “Yerbaé”, “we”, “our” and similar terms refer to Yerbaé Brands Corp. and its subsidiaries, unless the context indicates otherwise.

Our functional currency is the U.S. Dollar, or USD. See Note 2 of the consolidated financial statements included herein.

Our Company

Yerbaé Brands Corp. develops plant-based energy drinks that contain no added sugar or artificial ingredients. Yerbaé was founded by Todd and Karrie Gibson in 2016 to create plant-based energy drinks containing Yerba Mate, a South American herb and a natural source of caffeine. Yerbaé’s first beverage was launched in the first quarter of 2017.

Yerbaé is engaged in the development, marketing, sale, and distribution of plant-based energy beverages that do not contain calories, carbohydrates, or sugar. Yerbaé’s line of beverages are blended with non-GMO plant-based ingredients and offer the benefits of Yerba Mate and White Tea, sustainably sourced from Brazil and other growing regions in South America.

Yerbaé beverages are created to provide products targeted at consumers seeking healthier beverages as an alternative to existing energy drinks and focused on health, wellness, and fitness. The products are formulated to provide a more refreshing taste than coffee, with additional benefits to existing sodas and sparkling waters, along with healthier ingredients than traditional energy drinks. Yerbaé’s products complement a variety of healthy lifestyles, such as non-GMO, Keto, Vegan, Kosher, Paleo and gluten-free diets.

Yerbaé offers two primary beverage lines with a total of fourteen flavors. Yerbaé’s two primary product lines are the 12oz Plant-Based Energy Seltzer Water and 16oz Plant-Based Energy Drink.

Yerbaé was formed by way of a reverse triangular merger on February 8, 2023, whereby: (i) Kona Bay Technologies (Delaware) Inc. merged with and into Yerbaé Brands Co. pursuant to the provisions of the Delaware General Corporation Law, and (ii) Yerbaé (then, Kona Bay Technologies Inc.) completed a plan of arrangement conducted pursuant to the provisions of the Business Corporations Act (British Columbia) (“BCBCA”), which also resulted in the amalgamation of Yerbaé (then, Kona Bay Technologies Inc.) with 1362283 B.C. Ltd. under the name “Yerbaé Brands Corp.”.

Yerbaé’s head office and principal address is 18801 N. Thompson Peak Parkway, Suite D-380, Scottsdale, Arizona, 85255, USA, and its registered and records office is located at Bentall 5, Suite 2501 – 550 Burrard Street, Vancouver, British Columbia, V6C 2B5. Yerbaé is a reporting issuer in the provinces of Alberta and British Columbia whose Shares are listed for trading on the facilities of the TSX Venture Exchange (the “TSXV”) under the symbol “YERB.U” and on the United States on the Over-the-Counter market (“OTC”) under the trading symbol “YERBF”.

Intercorporate Relations

The following table describes Yerbaé’s subsidiaries, their place of incorporation, continuance or formation, and the percentage of the outstanding voting securities beneficially owned, controlled or directed by Yerbaé:

Name of Subsidiary	Date of Incorporation	Jurisdiction of Incorporation or Continuance	Percentage of Voting Securities Owned	Direct or Indirect Ownership
Yerbaé Brands Co.	August 21, 2020	Delaware	100%	Direct
Yerbaé LLC(1)	May 18, 2016	Delaware	100%	Indirect

(1)	Yerbaé LLC is a wholly owned subsidiary of Yerbaé Brands Co.

Principal Products and Services

Yerbaé offers two primary beverage lines with a total of fourteen flavors. Yerbaé’s two primary product lines are the 12oz Plant-Based Energy Seltzer Water and 16oz Plant-Based Energy Drink.

12 oz Energy Seltzer Water

Yerbaé’s unsweetened Energy Seltzer Water line is served in a 12 oz can with zero sugar and zero calories. The beverage offers a lighter flavor than the 16 oz Energy Drink line and contains 100 mg of caffeine.

16 oz Energy Drink

Yerbaé’s zero calorie 16oz Energy Drink line was introduced to the market in 2020 to provide consumers with a greater energy boost. The flavor is more full-bodied than the 12oz Energy Seltzer Water and uses non-GMO Stevia as the sweetener.

Products are generally packaged and sold in 12 and 15 can packs for all its flavors as well as variety packs which include an assortment of three flavors. Our website also offers a subscription service.

Yerbaé is consistently optimizing its portfolio and innovating new flavors to continuously deliver a new and fresh flavor profile for the ever-changing taste buds of consumers. Yerbaé also intends to continue to build sales and distribution throughout the United States through its distribution channels and increasing consumer brand awareness through its marketing efforts.

The Market

Yerbaé competes in a large and fast-growing market that is driven by an increased demand for energy drinks with a diverse nutritional profile and an increased adoption of healthy lifestyles since the COVID-19 pandemic. The U.S. energy-drink industry is estimated to be a US $15 billion industry, and it represents the fastest growing category within the non-alcoholic beverage space, rapidly gaining share from soft drinks and juices. The U.S. energy drink industry is estimated to reach US$21 billion in sales by 2026, reflecting a 7% compound annual growth rate (“CAGR”) (see table below).

5

The Market Opportunity

Many consumers are looking for functional beverages with cleaner ingredients and zero sugar, and Yerbaé believes it is uniquely positioned to be a significant player in this large addressable market and fastest growing non-alcoholic beverage category.

Strategy

Yerbaé is a naturally caffeinated beverage that is clean, simple, and delicious and gives the body energy from its plant-based functional ingredients. Yerbaé has successfully sold over 31 million cans of product.

Every part of Yerbaé was created to fit today’s modern diets and serve wellness forward consumers.

Yerbaé’s products were formulated with five key pillars in mind:

1.	Plant Power – Utilizes the power of plants as the source of energy.

2.	Anti-Inflammation – Created with zero sugar, calories, and carbohydrates or other inflammatory ingredients.

3.	Diet Friendly – Gluten-free, non-GMO, Keto, Paleo, Vegan, Kosher, & diabetic friendly.

4.	Sustainability – Zero Single-use plastic bottles.

5.	Simple-Clean-Delicious.

To support those 5 key pillars, Yerbaé has undertaken significant marketing efforts aimed at building brand awareness, including digital, social media, sponsorships, TV, and podcasts. Yerbaé also undertakes various promotions at the retail level such as display activity, coupons and other in-store incentives and sampling.

The energy drink market is expected to experience significant growth through 2031, as reported by Research and Markets in 2022. The North American market is currently dominated by two legacy brands that share about 82% of the market, as reported by Information Resources, Inc in 2021. However, emerging brands like Yerbaé have started to erode that market share lead with new products aimed at solving the industry’s biggest problem: its ingredients list.

Yerbaé’s consumers are estimated to be 56% male and 44% female with the average age range of 24 to 45 years of age. Yerbaé’s consumers are engaged in active lifestyles and are looking for healthier energy drink alternatives for their mind and body.

Distribution Channels

Since the initial product launch in 2017, Yerbaé has sold over 31 million cans of Yerbaé. Yerbaé’s line of products are currently available in over 14,000 retail locations in the US marketplace. Yerbaé sells across many retail segments that include wholesale club stores, convenience stores, drug stores, grocery stores, natural food stores, mass merchants, food services, and direct to consumer, as well as health clubs, gyms, Yoga Studios, and quick serve restaurants.

Yerbaé uses four main distribution channels to deliver its products to retailers and consumers in the United States:

1.	Broadline Distribution – This distribution channel consists of wholesaler distributors who purchase product from our company, which they store at their warehouse distribution centers, for resale and delivery to retailers of the products or to their retailer warehouses for re-distribution to their retail stores. The relationship with these wholesaler distributors is a cost plus model, whereby our company sells the product to the wholesaler distributor at agreed prices, the wholesaler distributor takes possession of the product and then the wholesaler distributor marks up the prices of the product and re-sells the products to the retailers. If the wholesaler distributors become dissatisfied with the product, our company loses future opportunities with the retailers who purchase products through this distribution channel. The benefits of this distribution channel include that the wholesaler distributors have an extensive distribution network and provide access to national and other retailers that Yerbaé may not otherwise have access to. This gives Yerbaé the ability to compete with companies like Celsius, Guyaki, Monster, Red Bull, Rock Star, and other national brands.

2.	DSD (Direct Store Delivery) – This distribution channel is comprised of local distributors who service nationally recognized brands or other independent distribution networks and market and sell our products on Yerbaé’s behalf. Once the local distributor sells the products, we then ship the products directly to the retailer’s store rather than a distribution center. Similar to the broadline distribution channel, the relationship with these distributors is a cost plus model, whereby we sell the product to the distributor at agreed prices and then the distributor marks up the prices of the product and re-sells the products to the retailers. The distributor and our company work together to build a local distribution and execution plan for the delivery of the products to the retailers. The benefits from this distribution channel is that it allows Yerbaé to have access to the distributor’s relationships with retailers and that access, in turn, allows us to market our products in competition with the big national brands such as Celsius, Guyaki, Monster, Red Bull, Rock Star, and other national brands. In addition, it allows us to have access to the distributor’s sales and merchandising teams, which could lead to elevating the brands presence in the local market place. The risks from this channel are that we may not attract enough new consumers within a local marketplace to justify the shelf placement that the distributor has secured with the local retailers. If we cannot gain the desired attention of the distributors’ sales and merchandising teams, this may result in disproportionally low service levels and may result in slower than expected sales.

3.	Direct Distribution – Yerbaé sells its products directly to the retailer and then ships them to retailer owned warehouses for store distribution and merchandising. We will work with national retailers, like the largest club store chain, that have a high desire to work directly with our company instead of through a distribution partner. In these cases, the retailer will order directly from us and we will deliver the product directly to these retailers or their warehouses. These relationships may also involve marketing activities and sales representation at the retailer’s locations. The advantage of this distribution channel is that it leads to the highest gross margins for our company. The disadvantage of this distribution channel is that we have to be highly sensitive to and responsive to the retailer’s needs and, if the product is not generating enough sales for the retailer, then the retailer may discontinue sales of the product.

4.	Direct to Consumer (D2C) – Yerbaé sells directly to consumers through e-commerce platforms such as Amazon and our company’s own website. We list our products for sale on our website and other affiliated websites such as Amazon.com, Walmart.com and others. The advantage of this distribution channel is that we can sell directly to the consumer without a distributor or another retail party in-between our company and the consumer. Other advantages include that our company maintains the opportunity to communicate directly to the consumer through email or other forms of communication. The disadvantage of this distribution channel is that the consumer can request a refund if they receive damaged products, late deliveries or are dissatisfied with the products. We experience less than 0.5% of all sales in the form of refunds.

Manufacturing

Yerbaé engages with third-party bottling service providers. Through these relationships, Yerbaé provides the concentrate, blending and batching instructions as well as quality guidance, carbonation requirement and settlement times for the bottling process. The bottling service providers extend various services and 30-day payment terms for all finished goods. Yerbaé has not formalized any partnerships or arrangements in connection with these services.

Competitive Conditions

The functional energy drink industry is highly competitive. The principal areas of competition are pricing, packaging, distribution channel penetration, development of new products and flavors, product positioning as well as promotion and marketing strategies. Yerbaé’s products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources and name recognition than Yerbaé does.

Important factors affecting Yerbaé’s ability to compete successfully include the efficacy, taste and flavor of Yerbaé’s products, trade and customer promotions, rapid and effective development of new, unique cutting-edge products, attractive and different packaging, branded product advertising and pricing. The success of Yerbaé’s social media and other general marketing endeavors may impact Yerbaé’s business, financial condition, and results of operation. Yerbaé’s products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers, such as The Coca Cola Company, Dr. Pepper Snapple Group, PepsiCo, Inc., Nestle, Waters North America, Inc., Monster Energy and Red Bull. Yerbaé also competes with companies that are smaller or primarily local in operation. Yerbaé’s products also compete with private label brands such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses. New competitors continue to emerge, some of which target specific markets as well as the health and wellness space. This may require additional marketing expenditures on Yerbaé’s part to remain competitive.

Information about Raw Materials

The primary raw materials and ingredients used to make our beverages are sourced both from domestic and international suppliers like Argentina and Brazil. The principal raw materials used in the manufacturing of our products are water, flavors, Yerba mate, White Tea, caffeine & Stevia, as well as, aluminum cans, sleek aluminum cans, and cardboard boxes for packaging. Our functional energy beverages are bottled by established third-party beverage co-packers strategically located across the United States. This allows us to efficiently produce and distribute our products.

Major Customers

Our revenues are highly dependent on a limited number of customers and the loss of any one of our major customers could materially and adversely affect our growth and revenues. During the fiscal years ended December 31, 2024, and 2023, our two largest customers contributed 43% and 70% of our revenues, respectively.

Proprietary Protection

Yerbaé owns domestic trademarks and other proprietary rights that are important to Yerbaé’s business, including Yerbaé’s main trademark. Yerbaé® LOGO is a registered trademark of Yerbaé in the United States. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. All of Yerbaé’s material trademarks are registered with the U.S. Patent and Trademark Office.

Yerbaé’s trademarks are as follows:

Trademark	Country	Date of Registration	Register	Registration Number
	United States	February 13, 2018	Supplemental Register	5,403,553
	United States	November 7, 2017	Principal Register	5,328,481
	United States	December 20, 2019	Principal Register	7,286,651

Pursuant to a trademark license agreement dated May 4, 2017 between the Non-GMO Project and Yerbaé LLC as the licensee, the Non-GMO Project has granted to Yerbaé LLC a non-exclusive, non-transferable, non-assignable, revocable license in the United States and Canada in and to certain of trademarks owned by the Non-GMO Project for use on or in relation to the products of Yerbaé LLC.

Business Cycles

Yerbaé’s business is not cyclical. Accordingly, the U.S. market, the sole market in which Yerbaé operates, generally does not see the same type of seasonal sales trend as other jurisdictions in North America. Yerbaé produces and sells energy drinks throughout the entire year.

Environmental Protection

As of the date of this Annual Report on Form 10-K, there are no financial and/or operational impacts in relation to environmental protection requirements on the capital expenditures, earnings and competitive position of Yerbaé.

Employees

As of the date of this Annual Report on Form 10-K, Yerbaé employs approximately 11 employees, all of which are full time, with the majority at its corporate headquarters in Scottsdale, Arizona.

Item 1A. Risk Factors

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our securities. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. Many of these events are outside of our control. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to the Business of Yerbaé

We may have difficulty realizing consistent and meaningful revenues and achieving profitability.

Yerbaé’s ability to successfully develop its products and to realize consistent and meaningful revenues and to achieve profitability cannot be assured. For our company to realize consistent, meaningful revenues and to achieve profitability, its products must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue its business operations. If Yerbaé’s products are not widely accepted by the market, the business may fail.

Yerbaé’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage operational and marketing costs and expenses, and compete successfully with its direct and indirect competitors. We anticipate operating losses in upcoming future periods. This will occur because there are expenses associated with the development, production, marketing, and sales of our products.

Yerbaé’s continued operating losses express substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared using generally accepted accounting principles in the U.S. applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Yerbaé has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow us to continue as a going concern. As of December 31, 2024, we had an accumulated deficit of $45.1 million. Yerbaé’s ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

Yerbaé management has concluded that its historical recurring losses from operations and negative cash flows from operations as well as its dependence on financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to Yerbaé’s ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2024.

Yerbaé will need additional funds to continue producing, marketing, and distributing its products.

Yerbaé will have to spend additional funds to continue producing, marketing and distributing its products. If we cannot raise sufficient capital, it may have to curtail or cease operations. Accordingly, we will need additional funds to continue to produce its products for distribution in its target markets.

There is no guarantee that sufficient sale levels will be achieved.

There is no guarantee that the expenditure of money on distribution and marketing efforts will translate into sufficient sales to cover our expenses and result in profits. Consequently, there is a risk that investors may lose all of their investment.

Yerbaé’s development, marketing, and sales activities are limited by its size.

Because of Yerbaé’s relative size, we must limit our product development, marketing, and sales activities to the amount of capital it raises. As such, Yerbaé may not be able to complete its production and business development program in a manner that is as thorough as we would like. We may not ever generate sufficient revenues to cover its operating and expansion costs.

A failure to introduce new products or product extensions into new marketplaces successfully could prevent Yerbaé from achieving long-term profitability.

Yerbaé competes in an industry characterized by rapid changes in consumer preferences, so our company’s ability to continue developing new products to satisfy our consumers’ changing preferences will determine its long-term success. A failure to introduce new products or product extensions into new marketplaces successfully could prevent us from achieving long-term profitability. In addition, customer preferences are also affected by factors other than taste, such as publicity and marketing campaigns. If we do not adjust to respond to these and other changes in customer preferences, Yerbaé’s sales may be adversely affected.

Yerbaé’s growth and profitability depends on the performance of third-party distributors and on our ongoing relationships with them.

Yerbaé’s distribution network is essential for our success and relies on the performance of various third-parties. This includes wholesalers, direct store delivery distributors, direct distribution channels, and e-commerce platforms. Any failure or inadequate performance by these distribution parties could impact our operations, profitability, and pose risks to any investment in the securities of our company.

Yerbaé’s distribution model involves a diverse network of wholesalers, distributors, and retailers. Wholesalers purchase our products in bulk and distribute them to retailers or directly to consumers. Distributors handle direct store delivery distribution, ensuring Yerbaé’s products reach retail shelves efficiently. Additionally, our direct distribution channels and e-commerce platform enable it to reach customers directly.

There are several potential risks associated with these various arrangements:

Non-Performance – There is a risk that wholesalers, distributors, or retailers may refuse to carry or cease marketing Yerbaé’s products, disrupting our supply chain and sales channels.

Inadequate Performance – Third-parties may not fulfill their obligations effectively, such as failing to distribute to enough retailers or positioning Yerbaé’s products in unfavorable locations.

Financial Instability – The financial health or market share of these third-parties may deteriorate, impacting Yerbaé’s distribution, marketing, and sales activities.

Relationship Management – Maintaining positive commercial relationships with wholesalers, distributors, and retailers is essential to ensure continued promotion and availability of Yerbaé’s products. Any strain or deterioration in these relationships could have adverse effects on the operations and profitability of our company.

Overall, the performance of third-party distribution parties and Yerbaé’s relationships with them are crucial factors that could affect the business outcomes of our company and returns for investors.

Yerbaé’s business is sensitive to public perception. If any product proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding their safety or effectiveness of caffeinated beverages, then our company’s image in the marketplace would be negatively impacted.

Yerbaé’s results of operations may be significantly affected by the public’s perception of our company and similar companies. Accordingly, the business of our company could be adversely affected if any of Yerbaé’s products or similar products distributed by other companies proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products. If Yerbaé’s products suffer from negative consumer perception, it is likely to adversely affect our business and results of operations.

Increases in the cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials could harm the business of Yerbaé.

Yerbaé and its third-party bottlers will use water, flavors, yerba mate, white tea, caffeine and stevia and packaging materials for bottles such as aluminum and paper products. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our company’s or its bottler’s ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase the operating costs of our company and could reduce profitability.

Increases in the prices of Yerbaé’s finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect the affordability of our company’s products and reduce sales.

An increase in the cost, a sustained interruption in the supply, or a shortage of some of the ingredients used in our products, other raw materials, or packaging materials and containers that may be caused by a deterioration of Yerbaé’s or its third-party bottlers’ relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like, could negatively impact our net revenues and profits.

Yerbaé relies on third-parties to produce and bottle its products, which creates additional risk.

Yerbaé does not own or operate bottling or co-packing facilities used for the production of the various products in its portfolio. We rely on certain third-parties to ensure the quality, safety and integrity of Yerbaé’s products. If the third-parties that we engage to produce and bottle our products fail to meet Yerbaé’s demands or are found by government agencies to be out of compliance with applicable regulatory requirements, the supply of those products and the future profit margins of Yerbaé could be adversely affected.

Yerbaé presently relies on a limited number of customers

Yerbaé’s business is highly dependent on a limited number of customers, which exposes us to significant risks related to revenue concentration. As such, a substantial portion of our sales is generated from a small number of key customers. Consequently, the loss of, or a significant reduction in orders from, any of these customers could materially and adversely affect Yerbaé’s financial condition, results of operations, and cash flows.

Several factors could lead to a loss or reduction in orders from these key customers, including:

Customer Consolidation – Mergers or acquisitions among Yerbaé’s customers could reduce the number of purchasing entities, potentially leading to decreased demand for our products.

Changes in Customer Demand – Shifts in consumer preferences towards other beverages, new health trends, or changes in our company’s customers’ business strategies could reduce the demand for Yerbaé products.

Competitive Pressures – Yerbaé’s customers may choose to source functional beverages from competitors, including new entrants with innovative products or larger companies with established brands, which could result in a loss of business.

Economic Downturns – Economic instability or downturns affecting our company’s customers’ markets could lead to reduced orders, as consumers may cut back on discretionary spending, including premium beverages.

Contractual Relationships – Changes in or termination of any existing relationships, or failure to renew or replace any arrangement with Yerbaé customers on favorable terms, could negatively impact our revenue. This includes private label agreements or exclusive supply contracts with major retailers or distributors.

Yerbaé’s dependence on a limited number of customers may also limits its negotiating power and increase its vulnerability to adverse changes in pricing and contract terms. Additionally, this concentration risk could negatively impact Yerbaé’s ability to obtain favorable financing terms or secure new business opportunities.

To mitigate these risks, we are actively seeking to diversify its customer base and broaden its market reach. However, there can be no assurance that these efforts will be successful or that they will sufficiently offset the risks associated with Yerbaé’s current customer concentration. Failure to diversify Yerbaé’s customer base could result in a significant decline in financial performance.

Product contamination or tampering or issues or concerns with respect to product quality, safety and integrity could adversely affect Yerbaé’s business, reputation, financial condition or results of operations.

Product contamination or tampering, the failure to maintain high standards for product quality, safety and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations (whether or not valid) of product quality issues, mislabeling, misbranding, spoilage, allergens, adulteration or contamination with respect to products in Yerbaé’s portfolio may reduce demand for such products, and cause production and delivery disruptions or increase costs, each of which could adversely affect the business, reputation, financial condition or results of operations of Yerbaé. If any of the products in Yerbaé’s portfolio are mislabeled or become unfit for consumption or cause injury, illness or death, or if appropriate resources are not devoted to product quality and safety or to comply with changing food safety requirements, we could decide to, or be required to, recall products or withdraw from the marketplace and/or we may be subject to liability or government action, which could result in payment of damages or fines, cause certain products in our portfolio to be unavailable for a period of time, result in destruction of product inventory, or result in adverse publicity (whether or not valid), which could reduce consumer demand and brand equity. Moreover, even if allegations of product contamination or tampering or suggestions that Yerbaé’s products were not fit for consumption are meritless, the negative publicity surrounding assertions against our company or its products or processes could adversely affect Yerbaé’s reputation or brand. The business of our company could also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in Yerbaé’s portfolio. Any of the foregoing could adversely affect the business, reputation, financial condition or results of operations of our company. In addition, if Yerbaé does not have adequate insurance, if it does not have enforceable indemnification from suppliers, bottlers, distributors or other third-parties or if indemnification is not available, the liability relating to such product claims or disruption as a result of recall efforts could materially adversely affect the business, financial condition or results of operations of Yerbaé.

Yerbaé will compete in an industry that is brand-conscious, so brand name recognition and acceptance of its products are critical to its success and significant marketing and advertising could be needed to achieve and sustain brand recognition.

Yerbaé’s business is substantially dependent upon awareness and market acceptance of its products and brands by its targeted consumers. Its business also depends on acceptance by independent distributors of the Yerbaé brand as one that has the potential to provide incremental sales growth rather than reduce distributors’ existing functional energy drinks. The development of brand awareness and market acceptance is likely to require significant marketing and advertising expenditures. There can be no assurance that Yerbaé will achieve and maintain satisfactory levels of acceptance by independent distributors and retail customers. Any failure of the Yerbaé brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on business, financial condition and results of operations.

If Yerbaé is unable to successfully manage new product launches, its business and financial results could be adversely affected.

Due to the highly competitive nature of the global functional energy drink sector, Yerbaé expects and intends to continue to introduce new products and evolve existing products to better match consumer demand. The success of new and evolved products depends on several factors, including timely and successful development and consumer acceptance. Such endeavors may also involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, exposure to additional regulations and reliance on the performance of third-parties.

Alternative non-commercial beverages or processes could hurt Yerbaé’s business.

The availability of non-commercial beverages, such as tap water, and machines capable of producing naturally caffeinated, plant-based energy beverages at the consumer’s home could hurt Yerbaé’s business, market share, and profitability.

Water scarcity and poor quality could negatively impact Yerbaé’s production costs and capacity.

Water is an ingredient in the product. It is also a limited resource, facing unprecedented challenges from overexploitation, increasing pollution, poor management, and climate change. As demand for water continues to increase, as water becomes scarcer, and as the quality of available water deteriorates, Yerbaé may incur increasing production costs or face capacity constraints that could adversely affect its profitability or net operating revenues in the long run.

Climate change and natural disasters may affect Yerbaé’s business.

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changing weather patterns could result in decreased agricultural productivity in certain regions, and/or outbreaks of diseases or other health issues, which may limit availability and/or increase the cost of certain ingredients used in Yerbaé’s products and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt Yerbaé’s supply chain and/or impact demand for its products.

Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, and outbreaks of diseases (such as the COVID-19 pandemic) or other health issues may affect Yerbaé’s operations and the operation of its supply chain, impact the operations of its distributors and unfavorably impact Yerbaé’s consumers’ ability to purchase its products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation, and raw material costs, and may require Yerbaé to make additional investments in facilities and equipment. Changes in applicable laws, regulations, standards or practices related to greenhouse gas emissions, packaging and water scarcity, as well as initiatives by advocacy groups in favor of certain climate change-related laws, regulations, standards or practices, may result in increased compliance costs, capital expenditures and other financial obligations, which could affect Yerbaé’s business, financial condition and results of operations. Sales of Yerbaé’s products may also be influenced to some extent by weather conditions in the markets in which it operates. Yerbaé’s third-party co-packers use a number of key ingredients in the manufacturing of its products and powder packets that are derived from agricultural commodities. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns and other factors may limit the availability or increase the cost of such agricultural commodities and could impact the food security of communities around the world. Weather conditions may influence consumer demand for certain of Yerbaé’s products, which could have an effect on its operations, either positively or negatively.

Because Yerbaé has a limited operating history, Yerbaé’s ability to fully and successfully develop the business is unknown.

Yerbaé has only recently begun producing and distributing energy beverages and does not have a significant operating history with which investors can evaluate Yerbaé’s business. Yerbaé’s ability to successfully develop its products, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured. For Yerbaé to achieve success, the products must receive broad market acceptance by consumers. Without this market acceptance, Yerbaé will not be able to generate sufficient revenue to continue Yerbaé’s business operations. If Yerbaé’s products are not widely accepted by the market, the business may fail.

Dependence on personnel.

Due to the specialized nature of Yerbaé’s business, Yerbaé’s success depends on its ability to attract and retain qualified personnel and management. In particular, Yerbaé’s future success will depend in part on the continued services of its executive officers and other key employees. Competition for qualified personnel in the industry in which Yerbaé operates is intense. Yerbaé believes that there are only a limited number of people with the requisite skills to serve in many key positions and it is difficult to hire and retain these people. The loss of one or more of these key personnel may have a significant adverse effect on Yerbaé or its sales, operations and profits.

Conflicts of Interest.

Certain of the directors and officers of Yerbaé are also directors and officers of other companies. In addition, they may devote time to other outside business interests, so long as such activities do not materially or adversely interfere with their duties to Yerbaé. The interests of these persons could conflict with those of Yerbaé. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws, including the requirements of the BCBCA. In particular, in the event that such a conflict of interest arises at a meeting of Yerbaé’s board of directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, the directors of Yerbaé will be required to act honestly, in good faith and in the best interests of Yerbaé.

Yerbaé’s growth and profitability depends on the performance of third-parties and its relationship with them.

Yerbaé and its distribution network and its success depend on the performance of third-parties, such as third-party co-packers and distribution partners. Any non-performance or deficient performance by such parties may undermine Yerbaé’s operations, profitability, and result in total loss to your investment. To manufacture products, Yerbaé will rely on third-party co-packers. These third-party co-packers may not be able to fulfill Yerbaé’s demand, or such third-parties could begin to charge rates that make using their services cost inefficient. In such a case, Yerbaé’s business, financial condition, and results of operation would be adversely affected. To distribute product, Yerbaé will use a broker-distributor-retailer network whereby brokers represent products to distributors and retailers who will in turn sell product to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry Yerbaé’s products. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning Yerbaé’s products in localities that may not be receptive to it. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect Yerbaé’s distribution, marketing and sale activities. Yerbaé must maintain good commercial relationships with third-party brokers, distributors and retails so that they will promote and carry its product. Any adverse consequences resulting from the performance of third-parties or Yerbaé’s relationship with them could undermine Yerbaé’s operations, profitability and may result in total loss of your investment.

If Yerbaé is unable to protect its information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.

Yerbaé relies on networks and information systems and other technology (collectively, “information systems”), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, employee processes and consumer marketing. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications between our company and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of our operating activities, Yerbaé’s business may be impacted by system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or regulated individual personal data. If Yerbaé’s information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Unauthorized or accidental access to, or destruction, loss, alteration, disclosure, falsification or unavailability of, information could result in violations of data privacy laws and regulations, damage to the reputation and credibility of our company and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, our bottling partners, other customers or suppliers, or consumers or other data subjects, and may become exposed to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.

In addition, third-party providers of data hosting or cloud services, as well as our bottling partners, distributors, retailers or suppliers, may experience cybersecurity incidents that may involve data we share with them. Although we have taken steps to prevent cybersecurity incidents, there can be no assurance that such steps will be adequate. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training of our personnel.

Risks Related to Regulations Applicable to Yerbaé’s Industry

Changes in the caffeinated energy beverage business environment and retail landscape could adversely impact our financial results.

The caffeinated energy beverage business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the caffeinated energy beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If Yerbaé is unable to successfully adapt to the rapidly changing environment and retail landscape, its share of sales, volume growth and overall financial results could be negatively affected.

Increase in the cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials could harm Yerbaé’s business.

Yerbaé’s bottling partners will use water, yerba mate, guarana, white tea, stevia, flavoring and packaging materials for bottles such as aluminum, plastic and paper products. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of Yerbaé’s or its bottling partners’ ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase Yerbaé’s operating costs and could reduce its profitability. Increases in the prices of Yerbaé’s finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect the affordability of its products and reduce sales.

An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, or packaging materials and containers that may be caused by a deterioration of Yerbaé’s or its bottling partners’ relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like, could negatively impact Yerbaé’s net revenues and profits.

Intense competition and increasing competition in the commercial beverage market could hurt Yerbaé’s business.

The commercial retail beverage industry, and in particular its functional caffeinated energy beverage segment is highly competitive. Market participants are of various sizes, with various market shares and geographical reach, some of whom have access to substantially more sources of capital.

Yerbaé will compete generally with all commercial beverages, including specialty beverages, such functional energy drinks. Yerbaé will compete indirectly with major international beverage companies including, but not limited to: the Coca Cola Company, Dr. Pepper Snapple Group, PepsiCo, Inc., Nestle, Waters North America, Inc., Hansen Natural Corp. (better known as Monster Energy), and Red Bull. These companies have established market presence in the United States, and offer a variety of beverages that are substitutes to Yerbaé’s products. Yerbaé faces potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the energy beverage market.

Yerbaé also competes with companies that are smaller or primarily local in operation as well as with private label brands such as those carried by supermarket chains, convenience store chains, drug store chains, mass merchants and club warehouses. These companies could bolster their position in the caffeinated plant-based energy beverage market through additional expenditure and promotion.

As a result of both direct and indirect competition, Yerbaé’s ability to successfully distribute, market and sell its products, and to gain sufficient market share in the United States to realize profits may be limited, greatly diminished, or totally diminished, which may lead to partial or total loss of your investments in Yerbaé.

Changes in consumer product and shopping preferences may reduce demand for Yerbaé’s products.

The functional energy drink and supplement categories are subject to changing consumer preferences and shifts in consumer preferences may adversely affect Yerbaé. There is increasing awareness of and concern for health, wellness, and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened drinks and the perceived undesirability of artificial ingredients. Yerbaé’s products do not contain the artificial preservatives often found in many energy drinks and sodas. Yerbaé has no artificial preservatives, aspartame or high fructose corn syrup and is very low in sodium. Yerbaé has sweetened line of products that are sweetened with stevia, a composite herb native to South America whose leaves are the source of a noncaloric sweetener. However, consumer preferences may shift away from the trend towards healthier options that Yerbaé has observed, and as such, there can be no assurance that Yerbaé’s current products and product lines will maintain their current levels of demand. There are also changes in demand for different packages, sizes, and configurations. This may reduce demand for Yerbaé’s products, which could reduce Yerbaé’s revenues and adversely affect Yerbaé’s results of operations.

Consumers are seeking greater variety in their functional energy drinks. Yerbaé’s success will depend, in part, upon its continued ability to develop and introduce different and innovative drinks and supplements that appeal to consumers. In order to retain and expand Yerbaé’s market share, Yerbaé must continue to develop and introduce different and innovative supplements and be competitive in the areas of efficacy, taste, quality, and price, although there can be no assurance of its ability to do so. There is no assurance that consumers will continue to purchase Yerbaé products in the future. Product lifecycles for some functional energy drink brands, products and/or packages may be limited to a few years before consumers’ preferences change. The functional energy drinks that Yerbaé currently markets are in varying stages of their product lifecycles, and there can be no assurance that such products will become or remain profitable for Yerbaé. Yerbaé may be unable to achieve volume growth through product and packaging initiatives. Yerbaé may also be unable to penetrate new markets.

Expansion of the naturally caffeinated, plant-based energy beverage market or sufficiency of consumer demand in that market for operations to be profitable are not guaranteed.

The naturally caffeinated, plant-based energy beverage market is an emerging market and there is no guarantee that this market will expand or that consumer demand will be sufficiently high to allow Yerbaé to successfully market, distribute and sell its products, or to successfully compete with current or future competition, all of which may result in total loss of your investment.

Health benefits of caffeinated energy beverages are not guaranteed or proven, rather it is perceived by consumers.

Health benefits of caffeinated energy beverages are not guaranteed and have not been proven. There is a perception that consuming naturally caffeinated, plant-based energy beverages have beneficial health effects. Consequently, negative changes in consumers’ perception of the benefits of such beverages or negative publicity surrounding them may result in loss of market share or potential market share and hence loss of your investment.

The U.S. Food and Drug Administration has not passed on the efficacy of Yerbaé’s products or the accuracy of any claim made related to its products. The FTC regulates advertising and may review the truthfulness of and substantiation for any claim Yerbaé makes related to its products.

Yerbaé’s advertising activities within the United States are subject to regulation by the United States Federal Trade Commission (“FTC”) under the Federal Trade Commission Act. In recent years, the FTC and state attorneys general have initiated numerous investigations of dietary and nutritional supplement companies and products. Any actions or investigations initiated against our company by governmental authorities or private litigants could have a material adverse effect on Yerbaé’s business, financial condition, and results of operations.

The shifting regulatory environment through the various jurisdictions in which are products are sold necessitates building and maintaining robust systems to achieve and maintain compliance in multiple jurisdictions and increases the possibility that Yerbaé may violate one or more of the legal requirements. If its operations are found to be in violation of any applicable laws or regulations, Yerbaé may be subject to, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of its operations, injunctions, or product withdrawals, recalls or seizures, any of which could adversely affect its ability to operate its business, its financial condition and results of operations.

Risks Related to Yerbaé’s Intellectual Property

Dependence on trademarks and proprietary rights.

Yerbaé’s success depends, in large part, on its ability to protect its brands and products and to defend its intellectual property rights. Yerbaé currently has registered both the name “Yerbaé” and Yerbaé’s frog logo as trademarks with the United States Patent and Trademark Office. Yerbaé cannot be sure that trademarks will be issued with respect to any future trademark applications or that its competitors will not challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by, Yerbaé. Additionally, Yerbaé’s products will be manufactured using proprietary blends of ingredients created by third-party suppliers and then supplied to co-packers. Although the third-parties in Yerbaé’s supply and manufacturing chain will execute confidentiality agreements, there can be no assurances that trade secrets, such as the proprietary ingredient blends, will not become known to competitors.

Yerbaé may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in loss of significant rights and the assessment of treble damages.

From time to time we may face intellectual property claims from third-parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome could affect Yerbaé negatively. For example, were a third-party to succeed on an infringement claim against our company, Yerbaé may be required to pay substantial damages (including up to treble damages if such infringement were found to be willful). In addition, we could face an injunction, barring us from conducting the allegedly infringing activity. The outcome of the litigation could require Yerbaé to enter into a license agreement which may not be under acceptable, commercially reasonable, or practical terms or we may be precluded from obtaining a license at all. It is also possible that an adverse finding of infringement against our company may require Yerbaé to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible.

Finally, Yerbaé may initiate claims to assert or defend its intellectual property against third-parties. Any intellectual property litigation, irrespective of whether our company is the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert management’s attention from Yerbaé’s business and negatively affect the operating results or financial condition of our company.

Yerbaé may be subject to claims by third-parties asserting that its employees or our company has misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Although Yerbaé tries to ensure that our company, its employees, and independent contractors (suppliers/vendors/distributors) do not use the proprietary information or know-how of others in their work, Yerbaé may be subject to claims that our company, its employees, or independent contractors (suppliers/vendors/distributors) have used or disclosed intellectual property in violation of others’ rights. These claims may cover a range of matters, such as challenges to Yerbaé’s trademarks, as well as claims that its employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. As a result, we may be forced to bring claims against third-parties, or defend claims brought against Yerbaé, to determine the ownership of what we regard as our intellectual property. If Yerbaé fails in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management of Yerbaé.

Risks Related to Yerbaé’s Common Shares

Market price of Common Shares

The market price of the common shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond Yerbaé’s control. This volatility may affect the ability of holders of common shares to sell their securities at an advantageous price. Market price fluctuations in the common shares may be due to Yerbaé’s operating results failing to meet expectations of securities analysts or investors in any period, downward revision in securities analysts’ estimates, adverse changes in general market conditions or economic trends, acquisitions, dispositions or other material public announcements by Yerbaé or its competitors, along with a variety of additional factors. These broad market fluctuations may adversely affect the market price of the common shares.

Financial markets have historically at times experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the common shares may decline even if Yerbaé’s operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, Yerbaé’s operations could be adversely impacted and the trading price of the common shares may be materially adversely affected.

Additional Financing

The continued development of Yerbaé will require additional financing. There is no guarantee that Yerbaé will be able to achieve its business objectives, including with respect to the expansion of its product offerings and entering into new markets. Yerbaé intends to fund its business objectives by way of additional offerings of equity and/or debt financing as well as through anticipated positive cash flow from operations in the future. The failure to raise or procure such additional funds or the failure to achieve positive cash flow could result in the delay or indefinite postponement of current business objectives. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, will be on terms acceptable to our company.

Given Yerbaé’s plans and expectations that additional capital and personnel will be needed, we may need to issue additional debt or equity securities. Yerbaé cannot predict the size of future sales and issuances of debt or equity securities or the effect, if any, that future sales and issuances of debt or equity securities will have on the market price of the common shares. Sales or issuances of a substantial number of equity securities, or the perception that such sales could occur, may adversely affect prevailing market prices for the common shares. With any additional sale or issuance of equity securities, investors will suffer dilution of their voting power and may experience dilution in Yerbaé’s earnings per share.

Liquidity

Shareholders may be unable to sell significant quantities of common shares into the public trading markets without a significant reduction in the price of their common shares, or at all. There can be no assurance that there will be sufficient liquidity of the common shares on the trading market, and that Yerbaé will continue to meet the listing requirements of the TSXV, OTCQX® or other public listing exchanges.

History of negative cash flows

Yerbaé has a history of negative cash flow from operating activities. To the extent that we have negative cash flow in future periods, Yerbaé may need to allocate a portion of the net proceeds from the sale of securities to fund such negative cash flow. There can be no assurance that additional capital or other types of financing will be available when need or that these financings will be on terms at least as favorable to Yerbaé as those previously obtained, or at all.

Yerbaé derives virtually all of its revenues from functional energy drinks, and competitive pressure in the functional energy drink category could adversely affect Yerbaé’s business and operating results.

Yerbaé’s focus is in the functional energy category, and its business is vulnerable to adverse changes impacting the fitness supplement category and business, which could adversely impact Yerbaé’s business and the trading price of its common shares.

Virtually all of Yerbaé’s sales are derived from its functional energy beverage product lines. Any decrease in the sales of its functional energy drinks could significantly adversely affect Yerbaé’s future revenues and net income. Historically, Yerbaé have experienced substantial competition from new entrants in the functional energy drink category. The increasing number of competitive products and limited amount of shelf space, including in coolers, in retail stores may adversely impact Yerbaé’s ability to gain or maintain a share of sales in the marketplace. In addition, certain actions of competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference in Yerbaé’s business, as well as competitors selling misbranded products, could impact Yerbaé’s sales. Competitive pressures in the functional energy drink and supplement categories could impact Yerbaé’s revenues, cause price erosion and/or lower market share, any of which could have a material adverse effect on its business and results of operations.

Because Yerbaé does not intend to pay any cash dividends on its common shares in the near future, shareholders will not be able to receive a return on their common shares unless they sell them.

Yerbaé intends to retain any future earnings to finance the development and expansion of its business. Accordingly, we do not anticipate paying any cash dividends on the common shares in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as our board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless Yerbaé pays dividends, shareholders of our company will not be able to receive a return on their common shares unless they sell them.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity risk management is part of the Company’s overall risk management. Our cybersecurity risk management is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. We rely on the cybersecurity protections of many of our third party service providers. Our primary third party service providers, utilize two (2) factor authorization as well as login and password protections with email verifications.

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We have not experienced any cybersecurity incidents in fiscal year 2024.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

Item 2. Properties

We currently maintain our executive offices at 18801 N. Thompson Peak Parkway, Scottsdale, Arizona 85255, Suite D-380, pursuant to an operating lease that expires in 2026. We consider our current office space adequate to meet our ongoing needs.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently trading on the OTCQX® under the trading symbol “YERBF”. In addition, the common shares are also currently trading on the TSXV under the trading symbol “YERB.U”. Trading in stocks quoted on the OTCQX® or the TSXV is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common shares in the future.

Transfer Agent

Our common shares are issued in registered form. The transfer agent and registrar for our common shares is Odyssey Trust Company, located at Suite 350-409 Granville Street, Vancouver, British Columbia, V6C 1T2, Canada.

Holders of Record

On March 3, 2025, there were approximately 1,327 holders of record based on information provided by our transfer agent. Many of our common shares are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders. As of the date hereof 65,922,869 shares were issued and outstanding.

Dividend Policy

Our company currently does not have a dividend policy.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth details of our equity incentive plan as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	Options: 2,163,634	Options: $1.04	Options: 4,144,888
	Performance-based Awards: 3,724,441	Performance-based Awards: N/A	Performance-based Awards: 1,379,816
Equity compensation plans not approved by security holders	Nil	N/A	Nil
Total	Options: 2,163,634	Options: $1.04	Options: 4,144,888
	Performance-based Awards: 3,724,441	Performance-based Awards: N/A	Performance-based Awards: 1,379,816

(1)	We do not have any warrants or rights outstanding under any equity compensation plans.
(2)	Effective February 8, 2023, our board of directors adopted and approved our equity incentive plan. The plan was approved by a majority of our shareholders on December 21, 2022.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2024, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”

Overview

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

The accompanying audited consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. We had an accumulated deficit of $45.1 million and $34.5 million as of December 31, 2024, and December 31, 2023, respectively. Further, we had cash and cash equivalents of approximately $0.1 million and $1.0 million as of December 31, 2024, and December 31, 2023, respectively. Our primary focus in recent months has been and will continue to be supporting the manufacturing of its products which requires capital and resources. We expect that our operating losses and negative cash flows will continue for the foreseeable future. Based on our company’s currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these audited consolidated financial statements, we will require additional funding to continue to progress its operational obligations as they come due. These factors raise substantial doubt about our company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for our company’s capital requirements through financing, operations, or other transactions, including third party loans.

Liquidity and Capital Resources

As of December 31, 2024, and December 31, 2023, we had a working capital deficit of $6.4 million and surplus of $0.8 million, respectively. We have incurred losses since inception and as of December 31, 2024 and December 31, 2023, had an accumulated deficit of approximately $45.1 million and $34.5 million, respectively. Our objective in managing our capital is to ensure that there is sufficient liquidity to finance and grow our operations, maximize the preservation of capital, provide adequate capital to fund our business objectives, and deliver competitive returns on invested capital. To fund our activities, we have primarily relied on private placement financing, warrant exercises, loans and other forms of debt. The material debt financing and loan transactions were as follows:

Notes Payable

Convertible Notes

During 2023, convertible notes payable were issued in the amount of $3,802,000 with a stated interest rate of 6.00%. The convertible notes were unsecured and are due on April 30, 2025. The balance, net of debt discount, of the convertible notes as of December 31, 2024, and December 31, 2023, was $2,937,805 and $2,196,302, respectively.

Motor Vehicle Loan

During 2023, the Company entered into various notes payable related to vehicles with monthly installments ranging from $543 to $652, including interest ranging from 2.90% to 5.49%, due October 2026. The notes are secured by the vehicles and had a balance of $27,514 and $60,914 as of December 31, 2024 and December 31, 2023. There were no changes to the terms of these loans. During 2024, a vehicle was sold which resulted in a loss of $224 and reduction in vehicle loan total by $17,625. All other changes were a result of repayments during the year.

Amazon Lending

During 2023, the Company entered into a financing arrangement with Amazon Lending, maturing December 26, 2024 at an interest rate of 14.49%, secured by inventories. There were no changes to the terms of these loans. All changes were a result of repayment.

Ampla and Oxford Financing

On May 16, 2023, Yerbaé replaced their finance provider Ampla LLC (“Ampla”) and secured a new accounts receivable and inventory of $2,500,000 with Oxford Commercial Finance, a Michigan banking corporation, through its Delaware subsidiary Yerbaé LLC. The Company can draw down funds as needed and only pay interest on the amount borrowed. The debt facility was secured by a security interest in all assets of Yerbaé, including a first security interest in Yerbaé’s accounts receivable and inventory. The facility was repaid during 2023.

Unrelated Third-Party Loans

On July 5, 2024, the Company entered into a loan agreement with MaximCash solutions for $750,000. The loan included origination costs of $22,500. In addition, the Company agreed to issue the lender common stock with a fair value of $64,285 of the Company for a total discount of $86,786. The loan matures on July 5, 2025. The balance of the loan was $388,523 net of discounts and repayments as of December 31, 2024 and had an effective interest rate of 42%.

On August 26, 2024, the Company entered into an agreement with a lender whereby the lender agreed to loan an aggregate of up to $60,000. The loan matures on February 26, 2025. The balance of the loan was $56,667 net of discount and repayments as of December 31, 2024 and had an effective interest rate of approximately 16.7%.

On September 16, 2024, the Company entered into an agreement with a private lender whereby the lender originally agreed to loan an aggregate of up to $540,000. The loan matures on August 16, 2025. The balance of the loan was $510,000 net of discounts and repayments as of December 31, 2024 and had an effective interest rate of approximately 8.0%.

In June of 2024, the Company entered into a loan agreement with Parafin for $230,000 and stated fee of $30,000; of which $23,077 was paid during period. This stated fee is treated as interest and amortized over the term of the loan. The loan agreement includes a payment rate of 15% of the Company’s weekly sales. The balance of the loan was $80,001, net of discounts and repayments as of December 31, 2024.

Related Party Loans

On January 30, 2023, the Company entered into a loan agreement with a director of the Company. An aggregate of $100,000 was advanced by the related party pursuant to the loan agreement. The loan was fully repaid during 2023.

On July 1, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $330,000. The loan matures on June 15, 2025 and has an effective interest rate 10%. The net balance of the loan as of December 31, 2024, was $315,000 which includes accrued interest to the end of the period.

On August 26, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $24,000 with an effective rate of 16.7%. The loan matures on February 26, 2025. The net balance of the loan as of December 31, 2024, was $22,667 net of discount and repayments.

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

On April 8, 2024, the Company issued an aggregate of 1,103,811 common shares and 1,103,811 share purchase warrants pursuant to the exercise and terms of 1,003,468 special warrants originally issued pursuant to the closing of a special warrant offering which closed on December 6, 2023. The proceeds of the special warrants of approximately $1.5 million were received on December 6, 2023, and no proceeds were received upon the exercise of the special warrants.

During the twelve months ended December 31, 2024, there was a total of 2,399,675 warrants expired unexercised.

Commitments

The Company entered into an office lease agreement during December of 2022. The ongoing monthly payments are not expected to have a material impact on the Company’s financial condition.

In addition to the lease agreement, in the ordinary course of business we purchase raw materials to manufacture our products. No long-term contracts exist and are consistent with industry practices.

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

Due to our recurring losses, the ongoing challenging market conditions for beverage companies and our limited cash balance as of December 31, 2024, management believes that it is probable that we will be unable to meet our obligations as they come due within one year after the date that the audited consolidated financial statements are issued. While we are attempting to plan additional financing, which are intended to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern, those financings may not occur. If the financing does not occur, management will try and implement alternative arrangements, and such arrangements could have a potentially significant negative impact on the current net asset value of our company. These alternatives include: (1) raising additional capital by means other than those planned through equity and/or debt financing; and/or (2) entering into new commercial relationships to help fund future expenses.

As a result of our company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements within one year after the date that the financial statements are issued, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our company’s ability to continue as a going concern.

On January 7, 2025, the Company entered into an arrangement agreement (the “Arrangement Agreement”) with Safety Shot, Inc., a Delaware corporation (“Safety Shot”), pursuant to which, among other things, Safety Shot will acquire all of the issued and outstanding common shares of Yerbaé (the “Arrangement”). The Arrangement will be implemented by way of a plan of arrangement in accordance with the Business Corporations Act (British Columbia) and is subject to approval by the Supreme Court of British Columbia (the “Court”), the stockholders of Safety Shot and the shareholders of Yerbaé, and subject to other customary closing conditions for a transaction of this nature and size. As of the date of this filing, March 3, 2025 the Company continues its due diligence process with the acquirer.

Cash Flows

The following tables summarize the results of our company’s cash flows for the below respective periods:

	For the Twelve Months Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(3,656,779)	$(12,722,539)
Investing activities	-	737,654
Financing activities	2,803,620	12,104,548
Net change in cash	$(853,159)	$119,663

Operating Activities

Net cash used in operating activities was approximately $3.7 million for the twelve months ended December 31, 2024, and was comprised of the net loss of $10.6 million and had net non-cash items totaling $4.8 million, consisting primarily of $4.0 million in share-based compensation expense and $0.7 million in accretion expense. Changes in operating assets and liabilities were $2.1 million, primarily consisting of a change in accounts receivable of $0.7 million, inventory of $0.3 million, prepaid expenses of $0.3 million, accounts payable of $0.7 million and accrued interest of $0.2 million.

Net cash used in operating activities was approximately $12.7 million for the year ended December 31, 2023 comprised of the net loss of $20.8 million which was partially offset by net non-cash items totaling $9.3 million, consisting primarily of $6.1 million in Performance Share compensation expense, $2.7 million in share-based compensation expense and $0.4 million in accretion expense. Changes in operating assets and liabilities were ($1.2 million), primarily consisting of a change in accounts payable of ($1.1 million) and prepaid expenses of ($0.2 million).

Investing Activities

Net cash used in investing activities was $nil for the year ended December 31, 2024. During the year ended December 31, 2023, cash provided by investing activities of $0.7 million and was comprised of $0.6 million of cash acquired as part of the Kona Bay Transaction with Kona Bay and Yerbaé USA and $0.1 million proceeds from the sale of equipment.

Financing Activities

Net cash provided by financing activities was $2.8 million and $12.1 million for the twelve months ended December 31, 2024, and 2023, respectively. For the twelve months ended December 31, 2024, these amounts consisted of net proceeds from the exercise of warrants of $1.6 million, net proceeds from debt instruments and notes payable of $0.9 million and proceeds from a note payable to related party of $0.3 million.

Net cash provided by financing activities was $12.1 million for the twelve months ended December 31, 2023. For the year ended December 31, 2023, these amounts consisted of net proceeds from the issuance of common shares of $8.4 million, warrant exercises of $1.2 million and proceeds from debt instruments of $6.9 million offset by payments on debt instruments of $4.4 million.

Results of Operations

Year ended December 31, 2024, compared to the year ended December 31, 2023

The following tables set forth our company’s results of operations for the periods presented. The comparison of financial results is not necessarily indicative of future results.

	For the Twelve Months Ended December 31,
	2024	2023
Revenues	$5,905,541	$12,016,378
Cost of sales	2,891,334	5,976,077
Gross profit	$3,014,207	$6,040,301

General and administrative	$11,058,479	$19,299,491
Sales, advertising and marketing	1,239,443	6,905,303
Total expenses	$12,297,922	$26,204,794

Net loss before other income (expense)	(9,283,715)	(20,164,493)

Accretion and interest expense	1,334,972	659,546

Net loss before income taxes	(10,618,687)	(20,824,039)
Income tax expense	-	-
Net loss and comprehensive loss	$(10,618,687)	$(20,824,039)

Revenues

	For the Twelve Months Ended December 31,		Change
	2024	2023	$	%
Revenues	$5,905,541	$12,016,378	$(6,110,837)	-51%

Yerbaé’s revenues declined by $6.1 million, or 51%, for the twelve months ended December 31, 2024, compared to the prior year. During 2024, the Company adjusted its customer portfolio by discontinuing less profitable accounts, including previously announced exits from unprofitable and other high-slotting, low-volume retailers. This strategic shift contributed to the decrease in revenue for the twelve-month period.

In 2024, the Company focused on developing retail partnerships aimed at improving gross margins and increasing shareholder value. Progress was made in key distribution channels, providing a foundation for future growth. Additionally, the Direct-to-Consumer segment was expanded with the introduction of new variety packs and increased brand visibility through social media influencers and digital advertising. The Company also strengthened its distributor network, adding 14 new distributors in the third quarter of 2024 to support growth initiatives for 2025 and beyond.

Annual revenues for 2024 were further influenced by broader market conditions in the U.S. consumer packaged goods sector, including inflationary pressures earlier in the year. Additionally, the transition from 16 oz to 12 oz packaging, which was completed in the second quarter of 2024 to align with consumer preferences, temporarily affected sales during the transition period.

Cost of Sales

	For the Twelve Months Ended December 31,		Change
	2024	2023	$	%
Cost of sales	$2,891,334	$5,976,077	(3,084,743)	-52%

Cost of sales is primarily comprised of product materials, ingredient costs, bottling, inbound freight, and other related expenses. Costs of sales decreased by $3.0 million, or 52%, as compared to the prior year. The decrease in cost of goods sold was directly related to the decrease in sales during 2024.

General and Administrative

	For the Twelve Months Ended December 31,		Change
	2024	2023	$	%
General and administrative	$11,058,479	$19,299,491	(8, 241,012)	-43%

General and administrative expense included operational and administrative costs as detailed in the following table:

	For the Twelve Months Ended December 31,
	2024	2023
Share-based compensation	$4,018,493	$2,667,466
Outbound freight	1,761,394	2,505,189
Employee benefits	2,199,933	2,858,062
Professional fees	1,471,695	3,185,400
Office expenses	1,025,500	1,150,530
Performance shares granted upon consummation of RTO	-	6,086,596
Other	581,464	846,248
Total general and administrative expenses	$11,058,479	$19,299,491

During the ended December 31, 2023, the Company completed a reverse takeover transaction and became listed on the TSXV. General and administrative expenses for the year ended December 31, 2024, decreased to $11.1 million compared to $19.3 million for the prior year. This reduction of $8.2 million was primarily due to decreases in outbound freight by approximately $0.7 million, employee benefits by $0.7 million, professional fees by $1.7 million, office expenses by $0.1 million, other expenses by $0.3 million, and $6.1 million due to performance shares granted upon the completion of the reverse takeover in 2023. These reductions were partially offset by an increase of $1.4 million in share-based compensation.

Sales, Advertising and Marketing

	For the Twelve Months Ended December 31,		Change
	2024	2023	$	%
Sales, advertising and marketing	$1,239,443	$6,905,303	(5,665,860)	-82%

Sales, advertising, and marketing expenses decreased to $1.2 million for the year ended December 31, 2024, compared to $6.9 million in the prior year. The decrease was driven by a strategic evaluation of retailer performance, promotions, and growth initiatives. The Company reduced the number of promotions and discontinued programs that did not meet performance expectations, including paid pallet positions, slotting fees, and other sales initiatives. Additionally, the Company focused on optimizing digital targeting in its eCommerce channels, which has contributed to improved efficiency and performance.

Interest Expense

	For the Twelve Months Ended December 31,		Change
	2024	2023	$	%
Total interest expense	$(1,334,972)	$(659,546)	(675,426)	102%

Total other expense increased to $1.3 million for the year ended December 31, 2024 compared to $0.7 million during the prior year. The increase was primarily related to an increase in accretion expense by $0.4 million due to increased accretion on convertible notes as compared to the same period in 2023. The Company also incurred higher interest expense during 2024 related to various note issuances. Interest expense includes interest expense and accretion expense related to the principal amount of $3,802,000 convertible debentures issued in 2023 and financing issued in 2024.

Critical Accounting Estimates

Revenue Recognition

The Company is in the business of manufacturing plant-based beverages and derives its revenues from one primary source being product sales. Revenue from contracts with customers is recognized when control of the goods are transferred to the customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods.

The Company recognizes revenue in accordance with the five-step model outlined in ASC 606-Revenue from Contracts with Customers. Specifically, the Company recognizes revenue from the sale of Yerbaé products to its customers by applying the following steps:

●	Step 1: Identify the contract(s) with a customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company typically satisfies its performance obligations at a point in time upon the occurrence of delivery of the product to the customer. Further, payment is typically received within 60 days after product delivery and does not include a significant financing component. Also, the Company’s contracts with customers include variable consideration including customer rebates and quick discounts. The Company estimates variable consideration, which it does not consider to be constrained, using either the most likely amount or expected value methods depending on the type of variable consideration. The Company only provides refunds for products that are damaged during delivery to the customer. However, instances of refunds are rare and have not historically had a material impact on the Company’s results of operations. Finally, Yerbaé has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer.

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

Costs to Obtain a Contract with a Customer

The Company does not recognize any assets related to either costs to obtain or fulfill a contract with a customer. We incur certain delivery costs prior to transferring control of Yerbaé product to its customers (i.e. outbound freight). In accordance with the guidance in ASC 606-10-25, those costs are recognized as a fulfillment cost as they are provided prior to transferring control of the product to the customer (i.e. akin to shipping and handling). The costs are classified in terms of selling, general and administrative within our statement of operations and comprehensive loss.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Yerbaé utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Level 3: Unobservable inputs that reflect our own assumptions. While the Company does not have any financial instruments that are measured to fair value on a recurring or non-recurring basis, it does have financial instruments, such as cash, notes payable (current, non-current portion, and related party), accounts payable, and lease liability (current and non-current portion) as of both December 31, 2024, and December 31, 2023. The fair value of the cash is equal to its carrying value due to the short-term nature and liquidity of the instrument. Similarly, the fair value of the notes payable (current portion, and related party), advances, lease liability (current portion), and accounts payable, which are categorized as level 3 instruments, are also equal to their carrying value due to the short term nature.

Share-Based Compensation

The Company measures fair value of employee share-based compensation awards on the date of grant and allocates the related expense over the requisite service period. The fair value of restricted share units (each, a “RSU”) and performance share units (each, a “PSU”) is equal to the market price of the Common Shares on the date of grant. The fair value of stock options are measured using the Black-Scholes-Merton valuation model. The expected volatility is based on the implied volatilities for comparable companies and the expected life of the award is based on the simplified method. When awards include a performance condition that impacts the vesting of the award, the Company records compensation cost when it becomes probable that the performance condition will be met and the expense will be attributed over the explicit or implicit service period. The Company accounts for forfeitures as they occur. Any previously recognized expense related to the forfeited awards will be reversed during the period of forfeiture.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the consolidated statement of financial position are used to calculate future income tax assets and liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment of the change. A tax benefit from an uncertain tax position is recognized only if we believe it is more likely than not that the position will be sustained on its technical merits. If the recognition threshold for the tax position is met, only the portion of the tax benefit that we believe is greater than 50 percent likely to be realized is recorded.

Convertible Debt

To support its ongoing financing needs, the Company may issue debt with certain embedded options, such as a conversion option, and detachable warrants. In accounting for the convertible debt, the Company follows the guidance in ASC 815-15 to determine whether the embedded conversion option should be considered an embedded derivative. If Yerbaé determines that the conversion option should be considered an embedded derivative, it then assesses the guidance in ASC 815-40 to determine if the embedded derivative is considered indexed to the Company’s stock. If the embedded derivative is not considered indexed to the Company’s stock, Yerbaé would separate the embedded derivative from its debt host (based on its estimated fair value) and recognize it as a derivate liability to be re-measured to fair value at the end of each reporting period. For convertible debt issued during the fiscal year ended December 31, 2023, Yerbaé determined that the embedded conversion option was indexed to the Company’s stock and should therefore not be bi-furcated from the debt host and recognized as a derivative liability.

Detachable Warrants

In addition to convertible debt, the Company may also issue detachable warrants in connection with future financings. In accounting for the warrants, the Company will first determine whether they are in the scope of ASC 480 and therefore whether they are to be recognized as a liability and re-measured to fair value at the end of each reporting period. If the warrants are not within the scope of ASC 480, the Company will then determine if they satisfy the derivative criteria outlined in ASC 815-10. If the warrants satisfy the criteria outlined in in the ASC subtopic, Yerbaé will then determine if they are indexed to the Company’s Common Shares. If the warrants are not considered indexed to the Company’s Common Shares, they will be recognized as a derivative liability and re-measured to fair value at the end of each reporting period. For warrants issued during either the year ended December 31, 2024 or December 31, 2023, the Company determined that they are indexed to the Company’s Common Shares and should therefore be classified in equity.

Allocation of Proceeds

In situations where the Company issues convertible debt with detachable warrants, Yerbaé determines the allocation of proceeds based on the guidance in ASC 470-20 (assuming the conversion option is not bi-furcated from the debt host and the warrants are equity classified). Specifically, the Company will allocate the proceeds between the convertible debt and detachable warrants based on their relative fair value. The portion allocated to the detachable warrants is then recognized as a debt discount and amortized to interest expense over the estimated life of the debt. If the debt is either paid down or converted to equity prior to its maturity date we will immediately recognize the remaining debt discount to interest expense.

Recent Accounting Pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures- In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. Yerbaé expects this ASU to only impact its disclosures with no impacts to the Company’s results of operations, cash flows and financial condition.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures- In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. Yerbaé expects this ASU to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Our financial statements follow on page F-1.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Yerbaé Brands Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Yerbaé Brands Corp. (the “Company”) as of December 31, 2024, and 2023 and related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficiency, and cash flows for the years ended December 31, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023 and the results of its operations and its cash flows for the years ended December 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ DAVIDSON & COMPANY LLP

PCAOB ID: 731

Vancouver, Canada	Chartered Professional Accountants

March 7, 2025

YERBAÉ BRANDS CORP.

CONSOLIDATED BALANCE SHEETS

(In United States dollars, except share data)

	As of December 31,
	2024	2023
CURRENT ASSETS
Cash	$124,214	$977,373
Accounts receivable	364,886	1,020,056
Inventory	676,020	962,288
Prepaid expenses	452,903	721,432
Other current assets	150,000	150,000
Total current assets	$1,768,023	$3,831,149

NONCURRENT ASSETS
Property, plant and equipment, net	26,470	60,453
Right of use asset	119,445	210,208
Total noncurrent assets	$145,915	$270,661

Total assets	$1,913,938	$4,101,810

CURRENT LIABILITIES
Accounts payable	$2,377,758	$1,689,407
Accrued expenses	1,076,832	840,426
Notes payable, current portion	3,989,533	340,178
Note payable, related party	337,667	-
Lease liability, current portion	131,563	117,660
Advances	225,000	-
Total current liabilities	$8,138,353	$2,987,671

NONCURRENT LIABILITIES
Notes payable, non-current portion	10,977	2,234,038
Lease liability, non-current portion	23,544	155,107
Total noncurrent liabilities	$34,521	$2,389,145

Total liabilities	$8,172,874	$5,376,816

EQUITY
Preferred shares - 100,000,000 authorized, zero issued and outstanding as of both December 31, 2024 and December 31, 2023	$-	$-
Common shares - without par value, 63,085,228 and 58,822,126 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	38,847,388	33,212,631
Accumulated deficit	(45,106,324)	(34,487,637)
Total deficiency	$(6,258,936)	$(1,275,006)

Total Liabilities & shareholders’ deficiency	$1,913,938	$4,101,810

The accompanying notes are an integral part of these consolidated financial statements.

YERBAÉ BRANDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In United States dollars, except share data)

	For the Twelve Months Ended December 31,
	2024	2023
Revenues	$5,905,541	$12,016,378
Cost of sales	2,891,334	5,976,077
Gross profit	$3,014,207	$6,040,301

General and administrative	$11,058,479	$19,299,491
Sales, advertising and marketing	1,239,443	6,905,303
Total expenses	$12,297,922	$26,204,794

Net loss before other expense	(9,283,715)	(20,164,493)

Interest and accretion expense	1,334,972	659,546

Net loss before income taxes	(10,618,687)	(20,824,039)
Income tax expense	-	-
Net loss and comprehensive loss	$(10,618,687)	$(20,824,039)

Basic and diluted loss per share	$(0.17)	$(0.39)

Basic and diluted weighted average shares outstanding	62,258,734	53,850,285

The accompanying notes are an integral part of these consolidated financial statements.

YERBAÉ BRANDS CORP.

STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

(In United States dollars, except share data)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2022	30,217,566	$3,022	$9,027,460	$(13,663,598)	$(4,633,116)
Recapitalization	8,239,215	(3,022)	643,731	-	640,709
Convertible debt conversion into common shares	6,013,624	-	5,039,606	-	5,039,606
Shares issued as compensation in connection with financings	5,554,447	-	(481,574)	-	(481,574)
Issuance of common shares	2,522,810	-	4,619,081	-	4,619,081
Warrant issuance	-	-	4,384,524	-	4,384,524
Exercise of warrants	1,274,464	-	1,225,741	-	1,225,741
Performance shares issued in connection of Merger	5,000,000	-	6,086,596	-	6,086,596
Stock-based compensation expense	-	-	2,667,466	-	2,667,466
Net loss	-	-	-	(20,824,039)	(20,824,039)
Balance, December 31, 2023	58,822,126	$-	$33,212,631	$(34,487,637)	$(1,275,006)

Balance, December 31, 2023	58,822,126	$-	$33,212,631	$(34,487,637)	$(1,275,006)
Exercise of warrants	1,451,098	-	1,551,979	-	1,551,979
Stock-based compensation expense	1,493,908	-	4,018,493	-	4,018,493
Shares issued-Special Warrants	1,103,811	-	-	-	-
Shares issued as compensation in connection with financings	214,285	-	64,285	-	64,285
Net loss	-	-	-	(10,618,687)	(10,618,687)
Balance, December 31, 2024	63,085,228	$-	$38,847,388	$(45,106,324)	$(6,258,936)

The accompanying notes are an integral part of these consolidated financial statements.

YERBAÉ BRANDS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In United States dollars)

	For the Twelve Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,618,687)	$(20,824,039)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,018,493	2,667,466
Performance shares granted upon consummation of RTO	-	6,086,596
Stock-based payments for services	-	149,998
Depreciation and amortization	17,085	34,579
Gain on sale of equipment	130	(777)
Lease expense	(26,897)	31,785
Interest expense	77,727	-
Accretion expense	741,503	373,956
Change in operating assets and liabilities:
Accounts receivable	655,170	(97,331)
Inventory	286,268	(40,334)
Prepaid expenses	268,529	(221,238)
Accounts payable	687,494	(1,083,831)
Accrued interest	197,159	101,064
Accrued expenses	39,247	99,567
Net cash used in operating activities	(3,656,779)	(12,722,539)

Cash flows from investing activities:
Recapitalization	-	640,709
Proceeds from the sale of equipment	-	96,945
Net cash flows provided by investing activities:	-	737,654

Cash flows from financing activities:
Proceeds from debt instruments and notes payable	3,034,976	6,888,910
Payments on debt instruments and notes payable	(2,328,335)	(4,422,780)
Proceeds from note - related party	320,000	-
Warrants exercised	1,551,979	1,225,741
Advances from Safety Shot	225,000	-
Proceeds from issuance of common stock and warrants	-	8,412,677
Net cash flows provided by (used in) financing activities:	2,803,620	12,104,548

Net change in cash	(853,159)	119,663
Cash, beginning of period	977,373	857,710
Cash, end of period	$124,214	$977,373

Supplemental disclosure of cash flow information
Cash paid for interest	$319,173	$91,825
Conversion of notes payable to common stock	$-	$5,039,606
Reverse takeover transaction	$-	$(569,115)

The accompanying notes are an integral part of these consolidated financial statements.

YERBAÉ BRANDS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 - NATURE AND DESCRIPTION OF BUSINESS

Yerbaé Brands Corp. (“Yerbaé” and, together with its subsidiary, the “Company”, “we”, or “us”) is a corporation existing under the Business Corporations Act (British Columbia) (“BCBCA”). Yerbaé’s principal subsidiaries are Yerbaé Brands Co. (“Yerbaé USA”) and Yerbaé LLC of which Yerbaé owns 100% interests in. Yerbaé is a beverage manufacturer focusing on the development and distribution of plant-based energy drinks and seltzers.

On May 19, 2022, Yerbaé (formerly Kona Bay Technologies Inc. (“Kona Bay”)) entered into a definitive arrangement agreement and plan of merger, as amended on August 31, 2022 and February 8, 2023, with Yerbaé USA, Kona Bay Technologies (Delaware) Inc. (“Merger Sub”), a wholly-owned Delaware subsidiary of the Company, 1362283 B.C. Ltd. (“FinCo”), a wholly-owned British Columbia subsidiary of Kona Bay, Todd Gibson and Karrie Gibson, pursuant to which Kona Bay proposed to complete a business combination with Yerbaé USA via the acquisition of all of the issued and outstanding securities of Yerbaé USA from the securityholders (collectively, the “Original Yerbaé Securityholders”) of Yerbaé USA (the “Kona Bay Transaction”). The Kona Bay Transaction was subject to the approval of the TSX Venture Exchange (“TSXV”) and constituted a reverse takeover of Kona Bay by Yerbaé USA as defined in TSXV Policy 5.2 – Change of Business and Reverse Takeovers.

On February 8, 2023, Yerbaé completed the Kona Bay Transaction with Yerbaé USA by way of a reverse merger conducted pursuant to: (i) the provisions of the Delaware General Corporations Law (“DGCL”) in which Merger Sub merged with and into Yerbaé USA, and (ii) a plan of arrangement conducted pursuant to the provisions of the BCBCA, which resulted in the amalgamation of Kona Bay with FinCo. In connection with the closing of the Kona Bay Transaction, Yerbaé (formerly, Kona Bay Technologies Inc.) consolidated its issued and outstanding common shares (each, a “Common Share”) on the basis of 5.8 pre-consolidation Common Shares every one post-consolidation Common Share and changed its name from “Kona Bay Technologies Inc.” to “Yerbaé Brands Corp.”

On January 7, 2025, Yerbaé entered into a definitive Arrangement Agreement with Safety Shot, pursuant to which, among other things, Safety Shot will acquire all of the issued and outstanding common shares of Yerbaé. The Arrangement will be implemented by way of a plan of arrangement in accordance with the Business Corporations Act and is subject to approval by the Supreme Court of British Columbia, the stockholders of Safety Shot and the shareholders of Yerbaé, and subject to other customary closing conditions for a transaction of this nature and size. The Arrangement has not been consummated as of the date of this filing.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include Yerbaé and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. The Company had the following wholly-owned consolidated subsidiaries as of December 31, 2024:

Subsidiary	Date of Incorporation	Jurisdiction of Incorporation	Ownership Percentage	Direct or Indirect Ownership
Yerbaé Brands Co.	August 21, 2020	Delaware	100%	Direct
Yerbaé LLC(1)	May 18, 2016	Delaware	100%	Indirect

(1)	Yerbaé LLC is a wholly-owned subsidiary of Yerbaé Brands Co.

Going Concern

Yerbaé’s evaluation of its ability to continue as a going concern requires it to evaluate its future sources and uses of cash sufficient to fund its currently expected operations in conducting business activities one year from the date its consolidated financial statements are issued. Yerbaé evaluates the probability associated with each source and use of cash resources in making its going concern determination.

As discussed in Yerbaé’s consolidated financial statements, management believes that it is probable that the Company will be unable to meet its obligations as they come due within one year after the date that the financial statements are issued. Should the additional planned financings not occur as expected, management will implement alternative arrangements and such arrangements could have a potentially significant negative impact on the current net asset value of the Company. These alternatives include: (1) raising additional capital by means other than those planned through equity and/or debt financings; and/or (2) entering into new commercial relationships to help fund future expenses.

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

Management Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances, including the potential future effects of macroeconomic trends and events, such as inflation and interest rate levels; supply chain disruptions; uncertainty from potential recessionary effects; climate-related matters; market, industry and regulatory factors, including permitting issues; global events, such as the ongoing military conflicts in Ukraine and Palestine; and public health matters. These estimates form the basis for making judgments about the Company’s operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from these estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model outlined in ASC 606-Revenue from Contracts with Customers. Specifically, the Company recognizes revenue from the sale of Yerbaé product to its customers by applying the following steps:

1.	Identify the contract(s) with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligation

Refer to Note 3 to the consolidated financial statements for additional information regarding the Company’s recognition, measurement and disclosure of its contracts with customers.

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more-likely-than-not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Cash and Cash Equivalents

Cash in the statement of financial position are comprised of cash at banks and on hand and short-term highly liquid deposits with a maturity date of three months or less, that are readily convertible to a known amount of cash and subject to an insignificant risk of changes in value. For the purposes of the statement of cash flows, cash and cash equivalents consist of cash and short-term deposits. At certain times, the amount of cash equivalents at any one institution may exceed the federally insured prescribed limits; however, no losses have been incurred to date.

Accounts Receivable

Accounts receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible.

Inventory

Inventory is valued at the lower of cost or net realizable value with cost determined on a first-in/first-out basis. The cost of inventory includes material and manufacturing costs. Inventoriable costs are expensed to cost of goods sold on the Consolidated Statement of Operations and Comprehensive Loss in the same period as finished products are sold. The amount of any write-down of inventory to net realizable value and all losses of inventory are recognized as an expense in the period when the write-down or loss. No write downs were recognized during the twelve month period ended December 31, 2024 or December 31, 2023. Further, we establish a reserve related to shrinkage. The reserve is adjusted at the end of each reporting period as needed.

Leases

In the ordinary course of business, the Company enters into agreements that provide financing for equipment and for other warehouse facility and vehicle needs. The Company reviews all agreements to determine if a leasing arrangement exists. When a leasing arrangement is identified, a determination is made at inception as to whether the lease is an operating or a finance lease. A lease exists when a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, the Company considers whether a contract provides both the right to obtain substantially all of the economic benefits from the use of an asset and the right to direct the use of the asset. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the minimum future lease payments over the expected term of the lease. The Company’s lease assets are primarily concentrated in vehicles, machinery and equipment.

Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized in the consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment will be leased for greater than 12 months. The volume of lease activity for leases with an initial term of 12 months or less varies depending upon the number of ongoing projects at a given time, as well as the location and type of equipment required in connection with those projects. Lease payments for short-term leases are recognized on a straight-line basis over the lease term, and primarily relate to equipment used on construction projects, for which the rentals are based on daily, weekly or monthly rental rates, and typically contain termination for convenience provisions. Lease determinations are reassessed in the event of a change in lease terms. The Company has a limited number of sublease, equipment and other leasing arrangements, which are not considered material to the consolidated financial statements.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were recognized during either the year ended December 31, 2024 or December 31, 2023.

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

Level 3: Unobservable inputs that reflect our own assumptions. While the Company does not have any financial instruments that are measured to fair value on a recurring or non-recurring basis, it does have financial instruments, such as cash, notes payable (current, non-current portion, and related party), accounts payable, and lease liability ( current and non-current portion) as of both December 31, 2024, and December 31, 2023. The fair value of the cash is equal to its carrying value due to the short-term nature and liquidity of the instrument. Similarly, the fair value of the notes payable (current portion, and related party), advance, lease liability (current portion), and accounts payable, which are categorized as level 3 instruments, are also equal to their carrying value due to the short term nature.

The Company’s financial instruments as of December 31, 2024 included cash, accounts receivables, accounts payable, related party notes payable and notes payable. The stated amounts of cash, accounts receivables and accounts payable represent fair value due to the short-term nature of the instruments. Further, the stated amount of the related party notes payable and notes payable, which are classified as level 3 instruments, also represent fair value due to the notes being issued at currently prevailing market rates.

Sales, Advertising and Marketing

The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s contract marketing teams. Sales, advertising and marketing costs for the years ended December 31, 2024 and 2023 were approximately $1.2 million and $6.9 million, respectively.

Share-Based Compensation

The Company measures fair value of employee stock-based compensation awards on the date of grant and allocates the related expense over the requisite service period. Further, the Company also grants non-employee options in exchange for certain goods and services. Similar to employee options, non-employee options are measured at fair value as of the grant date and are recognized when the goods or services or obtained. The fair value of restricted share units and performance share units is equal to the market price of the Company’s common share on the date of grant.

The fair value of stock options are measured using the Black-Scholes-Merton valuation model. The expected volatility is based on the implied volatilities for comparable companies and the expected life of the award is based on the simplified method.

When awards include a performance condition that impacts the vesting of the award, the Company records compensation cost when it becomes probable that the performance condition will be met and the expense will be attributed over the explicit or implicit service period. The Company accounts for forfeitures as they occur. Any previously recognized expense related to the forfeited awards will be reversed during the period of forfeiture.

Segment Reporting

The Company’s operating segments are reported in a manner consistent with internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer (“CEO”). In addition to requiring certain information about operating segments, ASC 280 also requires that entities report certain information about their products and services, the geographic areas in which they operate, and their major customers.

Currently, the Company conducts its business within a single operating segment. Further, the Company does not have any long-lived assets located outside of the United States.

Complex Financial Instruments

Convertible Debt

To support its ongoing financing needs, the Company may issue debt with certain embedded options, such as a conversion option, and detachable warrants. In accounting for the convertible debt, the Company follows the guidance in ASC 815-15, Derivatives and Heding-Embedded Derivatives to determine whether the embedded conversion option should be considered an embedded derivative. If Yerbaé determines that the conversion option should be considered an embedded derivative, it then assesses the guidance in ASC 815-40, Derivatives and hedging-Contracts in Entity’s Own Equity to determine if the embedded derivative is considered indexed to the Company’s stock. If the embedded derivative is not considered indexed to the Company’s stock, Yerbaé will separate the embedded derivative from its debt host (based on its estimated fair value) and recognize it as a derivate liability to be re-measured to fair value at the end of each reporting period. For convertible debt issued during the fiscal year ended December 31, 2023, Yerbaé determined that the embedded conversion option was indexed to the Company’s stock and should therefore not be bi-furcated from the debt host and recognized as a derivative liability. No convertible debt was issued during our fiscal year ended December 31, 2024.

Detachable Warrants

In addition to convertible debt, the Company may also issue detachable warrants in connection with future financings. In accounting for the warrants, the Company will first determine whether they are in the scope of ASC 480 and therefore whether they are to be recognized as a liability and re-measured to fair value at the end of each reporting period. If the warrants are not within the scope of ASC 480, the Company will then determine if they satisfy the derivative criteria outlined in ASC 815-10, Derivatives and Hedging-Overall. If the warrants satisfy the criteria outlined in in the ASC subtopic, Yerbaé will then determine if they are indexed to the Company’s Common Shares. If the warrants are not considered indexed to the Company’s Common Shares, they will be recognized as a derivative liability and re-measured to fair value at the end of each reporting period. For warrants issued during both the year ended December 31, 2024 or December 31, 2023, the Company determined that they were indexed to the Company’s Common Shares and should therefore be classified in equity.

Allocation of Proceeds

In situations where the Company issues convertible debt with detachable warrants, Yerbaé determines the allocation of proceeds based on the guidance in ASC 470-20, Debt-Debt with Conversion and Other Options (assuming the conversion option is not bi-furcated from the debt host and the warrants are equity classified). Specifically, the Company allocates the proceeds between the convertible debt and detachable warrants based on their relative fair value. The portion allocated to the detachable warrants is then recognized as a debt discount and amortized to interest expense over the estimated life of the debt. If the debt is either paid down or converted to equity prior to its maturity date the Company will immediately recognize the remaining debt discount to interest expense.

Related Party

The Company identifies related party transactions in accordance with ASC 850, Related Party Disclosures (“ASC 850”). Further, related party transactions are disclosed in accordance with the requirements of ASC 850 and Rule 4-8(k) of Regulation S-X.

Recent Accounting Pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures-In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. Yerbaé adopted the ASU beginning with its Form 10-K for the period ended December 31, 2024. However, the adoption of the new standard did not have a material impact on the requisite disclosure in its financial statements.

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

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this Update require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities. Public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is still assessing the new standard but does not believe it will have a material impact on its financial statements.

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

Costs to Obtain a Contract with a Customer

The Company does not recognize any assets related to either costs to obtain or fulfill a contract with a customer. We incur certain delivery costs prior to transferring control of Yerbaé product to the customers (i.e. outbound freight). In accordance with the guidance in ASC 606-10-25, those costs are recognized as a fulfillment cost as they are provided prior to transferring control of the Yerbaé product to the customer (i.e. akin to shipping and handling). Further, the costs are classified in general and administrative within the consolidated statement of operations and comprehensive loss.

Customer Concentration

Revenues from two customers represented $2,318,289 or 39% of total revenues and $230,276 or 4% of total revenues for the year ended December 31, 2024. In addition, revenues from two customers represented $7,069,600 or 59% of total revenues and $1,338,081 or 11% of total revenues for the year ended December 31, 2023.

NOTE 4 - REVERSE RECAPITALIZATION

On February 8, 2023, Yerbaé completed the Kona Bay Transaction with Yerbaé USA by way of a reverse merger conducted pursuant to: (i) the provisions of the Delaware General Corporations Law (“DGCL”) in which Merger Sub merged with and into Yerbaé USA, and (ii) a plan of arrangement conducted pursuant to the provisions of the BCBCA, which resulted in the amalgamation of Kona Bay with FinCo. In connection with the Closing, Yerbaé (formerly, Kona Bay Technologies Inc.) consolidated its issued and outstanding common shares (each, a “Common Share”) on the basis of 5.8 pre-consolidation Common Shares for each one post-consolidation Common Share and changed its name from “Kona Bay Technologies Inc.” to “Yerbaé Brands Corp.”. In accounting for the Kona Bay Transaction, the Company determined that Kona Bay was a shell company (as that term has been defined in Rule 405 of the United States Securities Act of 1933) as prior to the merger they had no operations and assets consisting solely of cash and cash equivalents. Thus, pursuant to section 12100 of the United States Securities and Exchange Commission’s (“SEC”) financial reporting manual, the Company concluded that: (1) the Kona Bay Transaction should be accounted for as “a reverse takeover equivalent to the issuance of Common Shares by the Company for the net monetary assets of Kona Bay”; and (2) the Company should be considered the accounting acquirer/legal acquiree in the Kona Bay Transaction. As the Company concluded that Yerbaé USA was the accounting acquirer/legal acquiree in the transaction, the historical results of the combined company (prior the merger) represent the historical results of Yerbaé USA.

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

NOTE 5 - INVENTORY

Inventory consists of the following for the fiscal periods presented:

	As of December 31,
	2024	2023

Raw material	$240,540	$54,954
Finished goods	439,228	908,433
Reserve for shrinkage	(3,748)	(1,099)
TOTAL	$676,020	$962,288

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consist primarily of vehicles. Depreciation is computed on a straight-line method over an estimated useful life of the asset of approximately five years.

	As of December 31,
	2024	2023
Vehicles, gross	$74,036	$109,915
Vehicles, accumulated depreciation	(47,566)	(49,462)
Vehicles, net	$26,470	$60,453

Depreciation expense totaled $17,085 and $34,579 for the twelve months ended December 31, 2024 and 2023, respectively, and is recorded in General and Administrative in the consolidated statement of operations.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consist of the following as of the following dates:

	As of December 31,
	2024	2023
Accrued employee bonuses and payroll	$145,185	$358,154
Accrued credit card expenses	413,592	259,144
Accrued interest	330,512	133,353
Other accrued expenses	187,543	89,775
TOTAL	$1,076,832	$840,426

NOTE 8 – LEASES

The Company entered into an office lease during December 2022, which it uses in its day-to-day operations. The Company recognizes operating lease expense on a straight-line basis over the lease term.

Management determines if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if the Company determines it is reasonably certain that the option will be exercised.

As the Company’s leases do not provide an implicit rate, the discount rate used in the present value calculation represents our incremental borrowing rate determined using information available at the commencement date. Operating lease expense is included as a component of selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2024, and 2023, the Company recorded operating lease expense of $120,229 and $116,322, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. Cash payments on lease liabilities during the years ended December 31, 2024, and 2023 totaled $136,563 and $77,881, respectively. At December 31, 2024, and 2023 the weighted-average remaining lease term and discount rate were as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term	1.06 years	2.06 years
Weighted-average discount rate	8.6%	8.6%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2024:

Years Ended December 31,	Amount
2025	$139,807
2026	23,797
Less imputed interest	(8,497)
Remaining operating lease liability - December 31, 2024	$155,107

NOTE 9 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2024	December 31, 2023

Convertible notes payable to multiple investors in the amount of $3,802,000 in total. The loans mature during April 2025 and have a stated interest rate of 6.00%	2,937,805	2,196,302
Various notes payable in monthly installments ranging from $543 to $652, including interest ranging from 2.90% to 5.49%, due October 2026. The notes are secured by vehicles.	27,514	60,914
Short term note payable due to Amazon Lending originated December 26, 2023 maturing December 26, 2024 at an interest rate of 14.49%, secured by inventories.	-	317,000
Note payable to MaximCash Solutions for $750,000 with an original issue discount of $86,786. The loan matures on June 11, 2025 and has an effective interest rate of 42%	388,523	-
Note payable to an investor for $540,000 with an original issue discount of $40,000. The loan matures on August 16, 2025 and has an effective interest rate of 8%	510,000	-
Note payable to an investor for $60,000 with an original issue discount of $10,000. The loan matures on February 26, 2025 and has an effective interest rate of 16.7%	56,667	-
Note payable to an investor for $230,000. The loan agreement includes a payment rate of 15% of the Company’s weekly sales plus an additional $30,000 capital fee.	80,001	-
Related party note payable to a director of the Company for $330,000 with an original issue discount of $30,000. The loan matures on June 15, 2025 and has an effective interest rate of 10%.	315,000	-
Related party note payable to a director of the Company for $24,000 with an original issue discount of $4,000. The loan matures on February 26, 2025 and has an effective interest rate of 16.7%.	22,667	-
Total notes payable	4,338,177	2,574,216
Less current maturities	(4,327,200)	(340,178)
Total notes payable, non-current portion	$10,977	$2,234,038

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

In accounting for the Debentures, the Company concluded the conversion option should not be bi-furcated from the debt host as it was considered indexed to the company’s stock in accordance with ASC 815-40. Further, the Company also concluded that the detachable warrants should be classified in equity as they: (1) were not within the scope of ASC 480-10; and (2) should be considered indexed to the Company’s Common Shares. In accordance with ASC 470-20, the Company recognized both the Debentures and detachable warrants at their relative fair values. This resulted in the recognition of a debt discount that is being amortized to interest expense over the life of the Debenture Units. During the year ended December 31, 2023, $525,000 in principal and $14,606 in accrued interest was converted into an aggregate of 385,432 Common Shares. During the year ended December 31, 2024 and 2023 the Company recorded accretion expense of $741,503 and $373,956. The remaining unamortized debt discount balance as of December 31, 2024 and 2023 was $339,195 and $1,080,698. Further, the remaining balance of the convertible debentures as of December 31, 2024 and 2023 was $2,937,805 and $2,196,302, respectively.

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

Ampla and Oxford Financing

On May 16, 2023, Yerbaé replaced their finance provider Ampla LLC (“Ampla”) and secured a new accounts receivable and inventory of $2,500,000 with Oxford Commercial Finance, a Michigan banking corporation, through its Delaware subsidiary Yerbaé LLC. The Company can draw down funds as needed and only pay interest on the amount borrowed. The debt facility was secured by a security interest in all assets of Yerbaé, including a first security interest in Yerbaé’s accounts receivable and inventory. The facility was repaid during 2023.

Loans Issued During 2024

Unrelated Third-Party Loans

On September 16, 2024, the Company entered into an agreement with a private lender whereby the lender originally agreed to loan an aggregate of up to $540,000. The loan matures on August 16, 2025. The balance of the loan was $510,000 net of discounts and repayments as of December 31, 2024 and had an effective interest rate of approximately 8.0%.

On August 26, 2024, the Company entered into an agreement with a lender whereby the lender agreed to loan an aggregate of up to $60,000. The loan matures on February 26, 2025. The balance of the loan was $56,667 net of discount and repayments as of December 31, 2024 and had an effective interest rate of approximately 16.7%.

On July 5, 2024, the Company entered into a loan agreement with MaximCash solutions for $750,000. The loan included origination costs of $22,500. In addition, the Company agreed to issue the lender common stock with a fair value of $64,285 of the Company for a total discount of $86,786. The loan matures on July 5, 2025. The balance of the loan was $388,522 net of discounts and repayments as of December 31, 2024 and had an effective interest rate of 42%.

During June of 2024, the Company entered into a loan agreement with Parafin for $230,000 and stated fee of $30,000; of which $23,077 was paid during period. This stated fee is treated as an interest and amortized over the term of the loan. The loan agreement includes a payment rate of 15% of the Company’s weekly sales over an 8-month period. The balance of the loan was $80,001, net of discounts and repayments as of December 31, 2024.

Related Party Loans

These loans are described in Note 14.

Line of Credit

On May 16, 2023, Yerbaé’s Delaware subsidiary, Yerbaé LLC, replaced its line of credit provider Ampla LLC (“Ampla”) and secured a new accounts receivable and inventory revolving line of credit of $2,500,000 from Oxford Commercial Finance, a Michigan banking corporation. The Company was able to draw down funds as needed and only pay interest on the amount borrowed. The debt facility was secured by a security interest in all assets of Yerbaé, including a first security interest in Yerbaé’s accounts receivable and inventory. The outstanding balance due to Oxford Commercial Finance was $0 at December 31, 2023 and was no longer a contracted facility as of December 31, 2024.

Future principal maturities of notes payable at December 31, 2024 were as follows:

2025	$4,759,453
2026	10,977
Total payments	$4,770,430
Debt discount	(432,253)
Balance	$4,338,177

Advances

Pursuant to the Arrangement Agreement with Safety Shot, short-term operating cash advances are to be made available to the Company. During the year ended December 31, 2024, the Company received short-term operating cash totaling $225,000.

NOTE 10 – SHARE CAPITAL

Yerbaé is authorized to issue an unlimited number of Common Shares without par value and 100,000,000 preferred shares (each, a “Preferred Share”) without par value.

	As of December 31,
Issued and outstanding	2024	2023
Common shares(1)	63,085,228	58,822,126
Preferred shares	-	-
Warrants(2)	10,954,307	14,805,080
Stock options(3)	2,163,635	2,141,526
RSUs(4)	2,502,774	938,206
PSUs(5)	1,224,441	934,623
Fully-diluted share total	79,930,385	77,641,561

(1)	The outstanding Common Shares total is inclusive of the 8,000,000 Performance Shares.
(2)	The weighted average strike price of outstanding share purchase warrants is $1.48.
(3)	The weighted average strike price of outstanding stock options is $1.06.
(4)	The RSUs vest after 12 months. 1,611,110 vest in January 2025. The remaining 891,664 vest in April 2025.
(5)	During the year ended December 31, 2024, the Company granted an aggregate of 1,416,107 PSU’s of which 191,666 were forfeited during the period. 877,775 of the PSUs vest contingent upon and at the time the Company reaches certain net sales and capital raising thresholds for 2024. 346,666 vest contingent upon and at the time of completion of 12 consecutive months of services ending March 2025.

For the years ended December 31, 2024 and 2023, the Company had the following equity transactions:

On May 19, 2022, Yerbaé (formerly Kona Bay) entered into the Arrangement Agreement with Yerbaé USA, Merger Sub, FinCo, Todd Gibson and Karrie Gibson, with respect to the Kona Bay Transaction. On February 8, 2023, Yerbaé completed its Kona Bay Transaction with Yerbaé USA by way of a reverse takeover. conducted pursuant to: (i) the provisions of the DGCL in which Merger Sub merged with and into Yerbaé USA, and (ii) a plan of arrangement conducted pursuant to the provisions of the BCBCA. In connection with the Closing, Yerbaé (formerly, Kona Bay) consolidated its outstanding Common Shares on the basis of 5.8 pre-consolidation Common Shares for each one post-consolidation Common Share prior to the completion of the Amalgamation and changed its name from “Kona Bay Technologies Inc.” to “Yerbaé Brands Corp.”. Total Common Shares issued relating to the reverse takeover that were issued to former Kona Bay shareholders was 8,239,215 Common Shares with a fair value of $7,526,000.

At the time of Closing, an aggregate of 54,493,953 Common Shares were issued and outstanding of which: 35,848,290 Common Shares were issued to the former Yerbaé shareholders (inclusive of an aggregate of 5,631,276 Common Shares issued to former holders of an aggregate of $4,500,000 in convertible promissory notes of Yerbaé USA converted immediately prior to closing of the Kona Bay Transaction), 8,000,000 performance Common Shares (each, a “Performance Share”) were issued with a fair value of $11,360,000 of which $2,433,404 was recognized as a reduction of equity related to the current financing proceeds received and $2,840,000 has been included as deferred offering costs initially, and as of December 31, 2023, the deferred offering costs balance was Nil. The Performance Shares are held in escrow and are to be released upon the completion of certain performance-based incentives related to the listing of the Common Shares on the TSX Venture Exchange (“TSXV”), future equity financings, and certain trailing gross revenue targets, and 2,015,163 Shares were issued to former holders of subscription receipts of FinCo issuable in connection to a concurrent financing of $2,433,404 to the Kona Bay Transaction.

In addition, the 1,087,752 options to purchase shares of common stock (each, a “Yerbaé USA Share”) of Yerbaé USA which were outstanding immediately prior to closing of the Kona Bay Transaction were cancelled and the holders thereof were granted an aggregate of 1,087,752 options to purchase Common Shares (each, an “Option”), 1,754,464 warrants to purchase Yerbaé USA Shares which were outstanding immediately prior to Closing were cancelled and the holders thereof were granted an aggregate of 1,754,464 replacement warrants of Yerbaé, and 2,015,163 warrants to purchase shares of FinCo which were outstanding immediately prior to closing of the Kona Bay Transaction were cancelled and the holders thereof were granted an aggregate of 2,015,163 replacement warrants. 5,631,276 warrants were also issued as part of the conversion of the $4,500,000 convertible promissory notes.

In connection with the closing of the Kona Bay Transaction, the parties paid customary advisory fees to an eligible arm’s length third party finder (the “Finder”), in consideration for the Finder’s services in facilitating the identification, negotiation and implementation of the Kona Bay Transaction which consisted of the issuance of 507,662 Common Shares with a fair value of $720,880, as well as a cash payment of $200,000.

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

Yerbaé entered into an agreement, as amended on June 19, 2023 (the “FORCE Family Agreement”) with FORCE Family Office Inc. (“FORCE”). Under the terms of the FORCE agreement, FORCE will provide certain business development and corporate strategies services to enhance the Company’s growth and market positioning. In consideration for the services to be provided by FORCE, the Company agreed to pay FORCE an aggregate consulting fee of $150,000 payable in Common Shares as to $25,000 in Common Shares on the date that is one month from the date of execution of the FORCE agreement at a deemed price per Common Share equal to the prevailing market price of the Common Shares on the date of such payment and $125,000 in Common Shares on the date of expiration of the six month term at a deemed price per Common Share equal to the prevailing market price of the Common Shares on the date of such payment. Accordingly, on July 21, 2023, the Company issued 11,363 Common Shares to FORCE at a deemed price of $2.20 per Common Share in satisfaction of the initial $25,000 payment.

On November 16, 2023, Yerbaé issued 159,496 Common Shares upon the exercise of 159,496 warrants. On November 24, 2023, Yerbaé issued 66,489 Common Shares at a deemed price of US$1.88 per Common Share to FORCE pursuant to the terms of the FORCE Family Agreement.

On December 29, 2023, Yerbaé granted, effective January 1, 2024, an aggregate of 531,250 Options, 1,666,665 RSUs and 1,002,775 PSUs. Each Option, once vested, is exercisable into one Common Share at a price of $0.96 per Common Share for a period of 7 years. Each RSU represents the right to receive, once vested twelve (12) months from the date of grant, in accordance with corresponding the RSU award agreements, one Common Share. Each PSU represents the right to receive, once vested, in accordance with the correspondence PSU award agreements and achievement of the performance criteria, one Common Share. Subsequent to the year end the board of directors approved a change to the vesting conditions of 877,775 PSUs whereby all performance-based criteria were removed, leaving only a time-based criteria. As a result of the modification, these awards were fully vested on February 13, 2025.

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

On January 16, 2024, the Company issued, in connection with the exercise by one eligible warrant holder (the “Eligible Holder”) who participated in the Company’s warrant exercise incentive program an aggregate of 835,000 Warrants for aggregate proceeds to the Company of $1,002,000, and an aggregate of 835,000 warrants (each, an “Incentive Warrant”) to the Eligible Holder. The Incentive Warrants are exercisable into the same number of common shares of the Company at an exercise price of $1.50 per common share until December 14, 2025, subject to an acceleration provision whereby, if for any thirty (30) consecutive trading days (the “Premium Trading Days”) following the repricing the closing price of the common shares exceeds $2.50 per common share, the Incentive Warrants’ expiry date will be accelerated such that holders will have thirty (30) calendar days to exercise the Incentive Warrants (if they have not first expired in the normal course) (the “Acceleration Clause”). In accordance with the guidance in ASC 815-40-35, the Company determined that the exchange was related to equity financing (i.e. the inducement of the existing warrants) and therefore recognized the $133,600 excess in fair value of the exchanged instrument over the fair value of the instrument immediately before it was exchanged as an equity issuance cost.

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

On October 3, 2024, the Company issued 214,835 common shares at a fair value of $0.30 per common share pursuant to a loan agreement with Maximcash solutions (see Note 9).

During the twelve months ended December 31, 2024, there was a total of 2,399,675 warrants expired unexercised.

Performance Shares

During the year ended December 31, 2023, the Company granted:

(a)	an aggregate of 5 million Performance Shares to the CEO and COO upon consummation of the Kona Bay Transaction. These Performance Shares are held in escrow and are to be released upon the completion of certain performance-based incentives related to the listing of the Common Shares on the TSXV future equity financings, and certain trailing gross revenue targets. As of December 31, 2024, 2.5 million performance shares have been released, and the remainder are in escrow as not all of the performance criteria have been achieved; and
(b)	an aggregate of 3 million Performance Shares to unrelated third parties in connection with the Kona Bay Transaction. One million of these Performance Shares were released upon completion of the Kona Bay Transaction. The remaining two million Performance Shares were subject to escrow until completion, within twelve months of the Listing Date, by the Company of a financing of a minimum aggregate of $7,000,000 (excluding the proceeds from the Concurrent Financing) at a valuation of the Company equal to a minimum of $50,000,000. These performance criteria were met during the year ended December 31, 2023, and, as such, all of the performance shares were released from escrow as of December 31, 2023.

NOTE 11 - EMPLOYEE SHARE-BASED PAYMENT ARRANGEMENTS

Equity Appreciation Rights Plan

During 2018, the Company entered into an Equity Appreciation Rights Plan with certain employees. Under the plan, individuals earned compensation based on the excess of the current fair market values per share of the Company over the fair market values per share of the Company in the year the rights were awarded. These fair value estimates have been based on an agreed upon Company valuation model, as detailed in the Equity Appreciation Rights Plan. Effective July 1, 2022, the Company converted the equity appreciation rights plan into a stock option plan. All existing options in the equity appreciation rights plan were transferred into the stock option plan. In connection with the Closing of the Safety Shot Transaction, all rights and stock options granted under the Equity Appreciation Rights Plan were cancelled and replaced by corresponding securities under the Company’s Equity Incentive Plan (the “Plan”).

Equity Incentive Plan

The Plan is a rolling plan for stock options and a fixed 10% plan for performance-based awards like restricted share units (each, a “RSU”), performance share units (each, a “PSU”), and deferred share unit (collectively with the RSUs and PSUs, the “Performance-Based Awards”), such that the aggregate number of common shares that: (i) may be issued upon the exercise or settlement of options granted under the Plan, shall not exceed 10% of the Company’s issued and outstanding common shares from time to time, and (ii) may be issued in respect of Performance-Based Awards shall not exceed 5,455,121. Under the Plan, common shares that were the subject of any awards that have been settled or cancelled, terminated , surrendered forfeited or have expired without being exercised, and pursuant to which no securities have been issued, may be continued to be issuable under the Plan.

The following table summarizes the activity for stock options granted under the Plan for the fiscal years presented:

Options	Total Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	2,141,526	$1.10
Granted	985,475	$0.79
Exercised	-	$-
Forfeited or expired	(963,366)	$0.84
Outstanding at December 31, 2024	2,163,635	$1.06	5.3
Exercisable at December 31, 2024	1,255,935	$1.17	5.0

Stock-based compensation expense related to stock options recorded for the year ended December 31, 2024 and 2023 was $642,997 and $800,418, respectively, and is recorded in general and administrative on the statement of operations and comprehensive loss. As of December 31, 2024, stock options had no aggregate intrinsic value.

As of December 31, 2024, management, directors and other related parties had 3,527,216 performance awards outstanding which vest at various dates throughout 2025.

The following table summarizes the activity for RSUs and PSUs granted under the Plan for our most recent fiscal year:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2023	938,206	$1.42	934,623	$1.58
Granted	2,558,329	$0.97	1,416,107	$1.04
Vested	(923,755)	$1.45	(934,623)	$1.58
Forfeited	(70,006)	$1.20	(191,666)	$1.20
Balance, December 31, 2024	2,502,774	$0.96	1,224,441	$1.13

Stock-based compensation expense related to RSUs and PSUs recorded for the year ended December 31, 2024 and 2023 was $3,375,496 and $1,867,003, respectively. The expense is recorded in general and administrative on the statement of operations and comprehensive loss.

As of December 31, 2024, management, directors and other related parties had 276,037 stock options unvested and 945,336 stock options vested and exercisable.

The fair value of issued RSUs and PSUs are based on the fair value of the underlying shares as of the grant date. Further, we determine the fair value of granted options using the Black-Scholes-Merton valuation model with the following inputs:

Risk-Free Interest Rate	3.99%
Expected Term	5 Years
Expected Volatility	75.34%

During the year ended December 31, 2023, 5 million Performance Shares were granted to the CEO and COO in connection with the Kona Bay Transaction. The grant included certain performance conditions which had not yet been met as of December 31, 2023. These shares are issued and outstanding and held in escrow until the performance conditions are met. Total expense related to this grant was $6.1 million for the year ended December 31, 2023 and is recorded in general and administrative on the statement of operations and comprehensive loss.

During the year ended December 31, 2023, 3 million Performance Shares were granted to a party for services provided in connection with the Kona Bay Transaction. This grant included certain performance conditions which were met during 2023 and therefore the shares were issued to the party and are outstanding, resulting in an amount of $3.7 million include as an offset to additional paid-in capital.

The Milestones set out in the Arrangement Agreement included the following:

●	1,000,000 of the Performance Shares issued to Klutch were subject to escrow until completion of the concurrent financing undertaken in connection with the Kona Bay Transaction (the “Concurrent Financing”) and the listing of the Company on the TSXV. These Performance Shares were released to Klutch on achievement of this Milestone;
●	2,000,000 Performance Shares are subject to escrow until completion by the Company, within 12 months of its listing on the TSXV, of a minimum aggregate financing in the amount of $7,000,000 (excluding the proceeds from the Concurrent Financing) at a valuation of the Company equal to a minimum of $50,000,000. These Performance Shares became eligible for release to Klutch on February 8, 2024 in connection with the achievement of this Milestone;
●	2,500,000 Performance Shares were subject to escrow until the Company achieves $10,000,000 in trailing gross sales in any performance period. 1,250,000 Performance Shares were released to each of Todd Gibson and Karrie Gibson on April 30, 2023;
●	1,000,000 Performance Shares are subject to escrow until the Company achieves $15,000,000 in trailing gross sales in any performance period;
●	1,000,000 Performance Shares are subject to escrow until the Company achieves $20,000,000 in trailing gross sales in any performance period; and
●	500,000 Performance Shares are subject to escrow until the Company achieves $25,000,000 in trailing gross sales in any performance period.

As of December 31, 2024, 2,500,000 Performance Shares remain subject to the escrow restrictions as of the date hereof.

NOTE 12 - WARRANTS

At December 31, 2024, the Company had outstanding share purchase warrants to purchase 10,954,307 Common Shares at prices ranging from $0.85 to $2.15 per Common Share. The warrants expire at various dates through February 8, 2026. At December 31, 2024, Yerbaé had an aggregate of 10,954,307 Common Shares reserved for the due exercise of the outstanding warrants.

As discussed, management uses the Black-Scholes-Merton valuation model to determine the fair value of the issued warrants. In using the Black-Scholes-Merton option pricing model, management has determined that the warrants have a weighted average value ranging from $0.12 to $0.96 per warrant.

The assumptions used in the calculated fair value of warrants are as follows:

Risk-free interest rate	3.99%
Expected life in years at date of issuance	2-5 years
Expected volatility	75.34%

The following table summarizes the activity for warrants for the fiscal years presented:

	Total Warrants
	Total Warrants Outstanding	Weighted Average Exercise Price ($)
Balance, December 31, 2023	14,805,080	$1.44
Issued	-	$-
Exercised	(1,451,098)	$1.23
Expired	(2,399,675)	$1.50
Balance, December 31, 2024	10,954,307	$1.48

NOTE 13 – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of Common Shares issued during years ended December 31, 2024, and 2023. The following table reflects the loss and share data used in the basic loss per share calculations:

	For the Twelve Months Ended December 31,
	2024	2023
Net loss	$(10,618,687)	$(20,824,039)
Basic and diluted weighted average number of Common Shares in issue	62,258,734	53,850,285
Basic and diluted loss per share	$(0.17)	$(0.39)

Diluted loss per share did not include the effect of outstanding stock options, PSUs, RSUs, performance shares, warrants and convertible debentures as the effect would be anti-dilutive. The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	Years Ended December 31,
	2024	2023
Restricted stock units (1)	2,502,774	938,206
Performance share units (1)	1,224,441	934,623
Performance shares	2,500,000	2,500,000
Stock options	2,163,635	2,141,526
Warrants	10,954,307	14,805,080
Convertible debt	2,715,714	2,715,714

(1)	These amounts represent securities convertible into the same number of shares, which are not yet issued

NOTE 14 – RELATED PARTIES

On January 30, 2023, the Company entered into a loan agreement with a director of the Company. An aggregate of $100,000 was advanced by the related party pursuant to the loan agreement. The loan was fully repaid during 2023.

On July 1, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $330,000. The loan matures on June 15, 2025 and had an effective interest rate 10%. The net balance of the loan as of December 31, 2024, was $315,000 which includes accrued interest to the end of the period.

On August 26, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $24,000 with an effective rate of 16.7%. The loan matures on February 26, 2025. The balance of the loan as of December 31, 2024, was $22,667 net of discount and repayments.

NOTE 15 - INCOME TAXES

The Company did not recognize any current or deferred taxes for either its year ended December 31, 2024 or December 31, 2023 as follows:

December 31,
	2024	2023
Current (expense) benefit:
United States federal	-	-
State	-	-
Total current (expense) benefit	-	-
Deferred (expense) benefit:
United States federal	-	-
State	-	-
Total deferred (expense) benefit	-	-
Total income tax (expense) benefit	$-	$-

Income tax expense attributable to income before income taxes differs from the amounts computed by applying the combined federal and state tax rate of 25.8% to pre-tax income as a result of the following:

	December 31,
	2024	2023
Income Tax (provision) benefit at the federal statutory rate of 21%	$(2,229,924)	$(4,373,048)
State income (tax) benefit, net of federal taxes	(329,501)	(1,158,380)
True up deferred opening balances Federal	-	585
Interest expense	-	59,974
Accretion interest	155,716	339,550
Officer life insurance	-	-
True up deferred opening balances	-	-
Update for other differences	(1,382,672)	95,993
Meals and entertainment	10,967	22,703
Stock compensation	150,069	-
Charitable contribution limitation	52	-
Change in valuation allowance	3,625,293	5,012,623
	$-	$-

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes. Total tax provision differs from the statutory tax rates applied to income before provision for income taxes due principally to amounts that are not taxable and expenses charged which are not tax deductible.

The net deferred tax assets in the accompanying statement of financial position as of December 31, 2024 and 2023 included the following components:

	December 31,
	2024	2023

Net deferred tax asset	$12,478,095	$8,852,802
Valuation allowance	(12,478,095)	(8,852,802)
Net deferred tax asset	$-	$-

The deferred tax asset as of December 31, 2024 and 2023 was comprised of the tax effect of cumulative temporary differences as follows:

	December 31,
	2024	2023
Deferred Tax Assets:
Operating lease liability	$37,371	$70,288
Inventory reserve	903	283
Warranty reserve	1,352,054	21,752
Charitable contribution	710	3,957
Share-based compensation	395,639	784,757
Legal and accounting	138,387	147,985
Federal net operating loss	9,263,738	6,448,872
State net operating loss	1,354,886	1,444,669
Total deferred tax assets	12,543,688	8,922,563

Deferred Tax Liabilities:
Operating lease asset	(59,553)	(54,180)
Fixed assets	(6,040)	(15,581)
Total deferred tax liabilities	(65,593)	(69,761)
Net deferred tax assets	12,478,095	8,852,802
Valuation allowance	(12,478,095)	(8,852,802)
Total net deferred tax assets	-	-

After weighing all available evidence for the periods ended December 31, 2024 and 2023, the Company has recorded a full valuation allowance against the net deferred tax assets. In addition, the Company had available at December 31, 2024 and 2023 unused operating loss carryforwards of $44,113,040 and $23,922,378, respectively, which can be carried forward indefinitely and may provide future tax benefits.

The Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions should be recorded. The analysis involves considerable judgement and is based on the best information available. For the periods ended December 31, 2024 and 2023, the Company is not aware of any positions which require an uncertain tax position liability.

NOTE 16 - COST OF SALES

Cost of sales is primarily comprised of materials, including in-bound freight, and rent related to the Company’s manufacturing facilities. The breakdown for the items within costs of sales was the following for the years presented:

	For the Twelve Months Ended December 31,
	2024	2023
Materials	$2,709,982	$5,832,752
Warehouse rent (non-lease)	181,352	143,325
Cost of goods sold	$2,891,334	$5,976,077

NOTE 17 – GENERAL AND ADMINISTRATIVE

General and administrative consisted of the following expenses during the periods presented:

	For the Twelve Months Ended December 31,
	2024	2023
Share-based compensation	$4,018,493	$2,667,466
Outbound freight	1,761,394	2,505,189
Employee benefits	2,199,933	2,858,062
Professional fees	1,471,695	3,185,400
Office expenses	1,025,500	1,150,530
Performance shares granted upon consummation of RTO	-	6,086,596
Other	581,464	846,248
Total general and administrative expenses	$11,058,479	$19,299,491

NOTE 18 - COMMITMENTS & CONTINGENCIES

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

Commitments

The Company has unconditional purchase obligations for certain raw materials, such as ingredients and bottles. However, none of the contracts related to the purchase obligations are entered into for a period greater than one year.

NOTE 19 – MARKET RISK

Credit Risk

Credit risk is the risk that a counter party will not meet its obligations under a financial instrument or customer contract, leading to a financial loss. The Company is exposed to credit risk from its operating activities (primarily accounts receivable) and from its financing activities, including deposits with banks and financial institutions. The Company places its cash with high quality credit institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. As of December 31, 2023, the Company had a cash balance that exceeded the FDIC limit with four financial institutions. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.

Interest Rate Fluctuation Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2024, we did not have any cash equivalents.

The primary objective of our investment activities is to preserve the principal while maximizing income without significantly increasing risk. Because we only hold cash and our portfolio’s fair value is insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

Price Risk

In the normal course of business our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity and other input prices affecting the costs of our raw materials (including, but not limited to, increases in the costs of aluminum cans, as well as certain sweeteners), fluctuations in energy and fuel prices, as well as limitations in the availability of aluminum cans and certain other raw materials and packaging materials. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities and other inputs because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and, except for aluminum, generally do not hedge against fluctuations in commodity prices.

Capital Management

The Company’s policy is to maintain a strong capital base so as to maintain investor and creditor confidence and to sustain future development of the business. The capital structure of the Company consists of the aggregate of short-term and long-term debt (including convertible debt, notes payable, lease liabilities and advances) additional capital and deficit.

The Company manages its capital structure and makes adjustments to it in light of economic conditions and externally imposed capital requirements. The Company, upon approval from its Board of Directors, will make changes to its capital structure as deemed appropriate under specific circumstances. The current objectives are to safeguard the Company’s ability to continue as a going concern, provide financial capacity and flexibility to meet its strategic objectives and provide an adequate return to unitholders commensurate with the level of risk.

There were no changes in the Company’s approach to capital management during the year.

NOTE 20 - SUBSEQUENT EVENTS

On January 7, 2025, the Company entered into the Arrangement Agreement with Safety Shot, a Delaware corporation, pursuant to which, among other things, Safety Shot will acquire all of the issued and outstanding common shares of Yerbaé. The Arrangement will be implemented by way of a plan of arrangement in accordance with the Business Corporations Act (British Columbia) and is subject to approval by the Supreme Court of British Columbia, the stockholders of Safety Shot and the shareholders of Yerbaé, and subject to other customary closing conditions for a transaction of this nature and size.

On February 13, 2025, Yerbaé granted of an aggregate of 4,115,000 Options and 975,000 RSUs to certain officers, directors and key employees of the Company pursuant to the Plan. The Options are exercisable to acquire up to 4,115,000 Common Shares at an exercise price of $0.105 per Common Share for a period of seven years from the date of grant. All Options vested immediately upon grant. All of the 975,000 RSUs vest 100% on the first anniversary of the date of award. Upon vesting, each RSU represents the right to receive one Common Share in accordance with the Plan.

Subsequent to the year end the board of directors approved a change to the vesting conditions of 877,775 PSUs whereby all performance-based criteria were removed, leaving only a time-based criteria. As a result of the modification, these awards were fully vested on February 13, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective. Although we concluded our internal control over financial reporting was effective overall, we identified certain control deficiencies that do not rise to the level of a material weakness. We plan to remediate these items through updated processes including second-level review and reconciliation procedures.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On January 7, 2025, Yerbaé entered into the Arrangement Agreement with Safety Shot, a Delaware corporation, with respect to a strategic acquisition (the “Safety Shot Transaction”) that looks to bring together Safety Shot’s innovative wellness solutions with Yerbaé’s popular line of plant-based energy drinks.

The Safety Shot Transaction will be effected by way of a plan of arrangement pursuant (the “Plan of Arrangement”) to the Business Corporations Act (British Columbia). Under the terms of the Arrangement Agreement, Safety Shot will, at the effective time (the “Effective Time”) of the arrangement (the “Arrangement”), acquire all of the issued and outstanding common shares of Yerbaé in exchange for or the right to receive an aggregate of 20,000,000 shares of common stock (each, a “Safety Shot Share”) of Safety Shot. Accordingly, each shareholder of common shares of Yerbaé is expected to receive 0.2918 of a Safety Shot Share for each common share of Yerbaé held. Each outstanding Yerbaé restricted share unit and performance share unit is expected to have its vesting accelerated and be settled for common shares immediately prior to the completion of the Safety Shot Transaction. Each option (each, a “Replaced Option”) to purchase common shares of Yerbaé outstanding immediately prior to the Effective Time (whether or not vested) will be deemed to be exchanged for an option (each, a “Replacement Option”) entitling the holder to purchase Safety Shot Shares. The number of Safety Shot Shares underlying each Replacement Option will equal the number of common shares of Yerbaé underlying the Replaced Option multiplied by the applicable exchange ratio. The exercise price of each Replacement Option will equal the exercise price of the corresponding Replaced Option divided by the exchange ratio and each Replacement Option will be fully vested. In accordance with the respective terms of Yerbaé’s outstanding warrants and debentures, the terms of each warrant and debenture of Yerbaé will entitle the holder thereof to receive, upon exercise or conversion, as applicable, in substitution for the number of Yerbaé common shares subject to such warrant or debenture, a number of Safety Shot Shares after taking into account the applicable exchange ratio. At the time of closing of the Safety Shot Transaction, Safety Shot Shareholders are expected to own approximately 75.8% of the issued and outstanding shares of the combined company, while the former holders of the common shares of Yerbaé are expected to own approximately 24.2%.

The Safety Shot Transaction is expected to close in the second quarter of 2025, subject to satisfying certain customary closing conditions, including: (i) the receipt of approvals from both Safety Shot’s and Yerbaé’s shareholders; (ii) the issuance of interim and final orders by the Supreme Court of British Columbia; (iii) the absence of any law or order prohibiting, rendering illegal or permanently enjoining the consummation of the Arrangement; (iv) the obtainment of any regulatory approvals required in connection with the Plan of Arrangement, except for such approvals the failure of which to obtain would not reasonably be expected to have a material adverse effect on the parties or would not materially impede or delay the completion of the Arrangement; (v) the approval by the TSXV; (vi) the approval of the listing of the Safety Shot Shares by Nasdaq; (vii) the exemption of the issuance of the Safety Shot Shares from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof; (viii) that the representations of the other party in the Arrangement Agreement are true and correct as of the date of the Arrangement Agreement and the Effective Time (subject to certain materiality qualifiers) and (ix) that the other party will have complied in all material respects with its covenants in the Arrangement Agreement, among other customary closing conditions for a transaction of this nature and size.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following individuals serve as our directors and executive officers. All of our directors hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation or removal. Our executive officers are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Name	Age	Position	Date First Elected or Appointed
Todd Gibson	48	Chief Executive Officer and Director	February 8, 2023
Karrie Gibson	52	Chief Operating Officer and Director Chief Financial Officer	February 8, 2023 March 25, 2024
Seth Smith	37	Vice President of Sales	February 8, 2023
Renata Kubicek	52	Corporate Secretary	February 8, 2023
Maruf Raza	48	Director	March 25, 2024
Rose Zanic	58	Director	February 8, 2023
Andy Dratt	53	Director	February 8, 2023

Business Experience

Todd Gibson

Mr. Gibson is an accomplished beverage industry entrepreneur, with over 24 years of experience as an innovator, business builder, and sales leader. Mr. Gibson is regarded as an execution leader in the beverage industry. Mr. Gibson was distribution manager at Hansen’s Energy, better known as Monster Energy who sold the first energy drinks in the US marketplace. Mr. Gibson served in various roles at South Beach Beverage Company (SoBe) prior to the sale of the brand to Pepsi Co. After the sale of SoBe to Pepsi Co., Mr. Gibson served as EVP of Sales at Fuze & Nos Beverage company. During his tenure, from 2001 to 2007, Fuze and Nos Energy brands were listed and sold to Coca Cola. After guiding Fuze & Nos Beverage company to a successful sale to The Coca Cola Company, from 2007 to 2010, Mr. Gibson assumed the role of Division VP and General Manager for the Still Beverage group, a newly formed organization within Coca Cola. In this role, Mr. Gibson’s responsibilities included distributor, marketing and retailer relations. Additionally, he led the sales and field marketing teams to provide thought leadership, brand marketing and P&L responsibilities for a significant portfolio, within Coca Cola, exceeding US$1.5 Billion in revenue for the company. He managed a team of over 500 field managers and 112 distribution partners. Following the sale of his beverage businesses and his time at Coca Cola, Mr. Gibson joined Vintage Tech Recyclers in 2010, a private company founded by Karrie Gibson in 2005, and served as the Executive VP of Sales and Marketing and a member of Vintage Tech Recyclers’ board of directors until 2015.

Karrie Gibson

Ms. Gibson is an award-winning entrepreneur with over fifteen years of experience as founder and CEO of Vintage Tech Recyclers, a private company. Vintage Tech Recyclers was an award-winning, certified woman-owned asset recovery and electronics recycling firm that services were offered nationwide. The company became the third largest electronic recycling company in the U.S. by the time Ms. Gibson sold the company in 2015. As CEO, from 2005 to 2015, she built and led a talented and dedicated team of over 300 employees, successfully wrote and won seven grants to fund the business, served as an advisor and lobbied for new e-scrap legislation in several states, created over 1,000 government hosted consumer collection sites, implemented a full service fleet, managed 1,000’s of staged trailers, chosen by the Federal Environmental Protection Agency to host the launch of the new Sustainable Material Management Electronics Challenge at Vintage Tech Recyclers’ HQ, recycled over 1B pounds of materials, and truly became an expert in the e-scrap recycling industry creating a positive impact for the team and the environment. Ms. Gibson previously served as Vice Chairman of the Board & Member of the Executive Committee - The BBB of Chicago, from 2010 to 2018, and served as a member of the board of Vintage Tech Recyclers, VTKK LLC, Illinois Recycling Association from 2019 to 2013, and The Habitat for Humanity of Illinois from 2010 to 2012.

Seth Smith

Mr. Smith currently serves as Yerbaé’s VP of Sales after spending more than a decade in global reclaimed IT Distribution within organizations such as Vintage Tech Recyclers (from 2008 to 2015) and Diamond Assets (from 2015 to 2018), both of which were acquired during his tenure. Over the course of his fourteen-year sales career, Mr. Smith has demonstrated an incredible record of success in developing companies and brands from launch to final acquisition, creating sales procedures and plans, building collaborative working relationships and creating a culture of personnel, inspired to win, learn and grow. Mr. Smith brings to Yerbaé’s team his extensive knowledge of business operations, retail programming, distribution management and field execution.

Renata Kubicek

Ms. Kubicek is the current Corporate Secretary of Trillion Energy International Inc., a CSE listed oil and gas producing company with multiple assets throughout Turkey and Bulgaria. She has over 30 years’ experience in the corporate and securities industry and has worked at several boutique law firms specializing in corporate securities. Ms. Kubicek has extensive knowledge and expertise in corporate governance continuous disclosure requirements and stock exchange compliance. She is the founder and principal of ArtemisWest Corporate Services Inc., a corporate services company based in Burnaby, British Columbia.

Maruf Raza

Mr. Raza is currently a Partner and Senior Vice President of Assurance and National Leader Public Companies at MNP LLP. He brings a wealth of experience in chartered professional accountancy and business advisory services. Mr. Raza serves as an advisor to public companies, and private companies planning on going public through direct initial public offerings or reverse mergers. Regarded as a thought leader on IFRS, Mr. Raza has conducted technical research on IFRS and U.S. accounting standards, including being part of the CPA Canada’s IFRS Discussion Group and various committees at the Ontario Securities Commission. He has worked in many countries around the global and specializes in helping finance these companies in Canada, either through public or private transactions. Mr. Raza has extensive experience working with clients in the technology, mining and gamin sectors. He is also involved with investment funds and exempt market dealers.

Mr. Raza graduated in 1999 from Ryerson University and earned his Chartered Professional Accountant and Chartered Accountant designation in 2001. Mr. Raza currently serves on the PDAC-CPA Canada Joint Mining Task Force. He also serves as a director to a TSX listed company and has been a past board chair of a TSXV listed company.

Rose Zanic

Ms. Zanic has over 24 years’ experience in the capital markets. She is self-employed as president of RCF Advisors Ltd., a private company that provides corporate finance consulting services to public and private companies. From January 1997 until July 2016, Ms. Zanic worked with Wolverton Securities Ltd. where she was Senior Vice President, Corporate Finance in charge of the firm’s corporate finance and syndication department. She is currently a director or officer of several public and private companies. Ms. Zanic holds a Chartered Professional Accountant designation from the Chartered Professional Accountants of British Columbia in 1991. Since September 2016, Ms. Zanic has been a member of the TSXV’s Vancouver Local Advisory Committee.

Andy Dratt

Mr. Dratt is an experienced food industry executive and leader of commercial and technical teams, with a proven track record of building teams, designing go-to-market strategies, identifying and exploiting meaningful points of differentiation, and growing the businesses he’s worked for. From 2010 to present, Andy has served as Chief Commercial Officer of Imbibe, a private industry-leading beverage development company in Chicago. For the last 2 years, Andy also serves as an Operating Partner for Shore Capital Partners, a Chicago-based private equity firm. He also sits on the board of directors for Old World Spice, and is the lead independent director for BevSource, both Shore Capital portfolio companies. Mr. Dratt has an MBA in management – earned in French – from Ecole Superieure de Commerce de Paris while working for Slim Fast in Paris and has an undergraduate degree in Economics and Business French from the University of Illinois. Andy is a frequent speaker at food industry events, including Supply Side West, Research Chefs Association, Beverage Forum, and the Prepared Foods New Products Conference.

Family Relationships

Todd Gibson and Karrie Gibson are married.

Involvement in Certain Legal Proceedings

None of our directors or executive officers have been involved in any of the following events during the past ten years:

(a)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(d)	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(e)	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(f)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2024, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports(1)	Number of Transactions Not Reported on a Timely Basis	Failure to file Requested Forms
Todd Gibson	2	12	Nil
Karrie Gibson	2	10	Nil
Seth Smith	2	10	Nil
Renata Kubicek	1	0	Nil
Rose Zanic	2	3	Nil
Andy Dratt	2	3	Nil
Maruf Raza	2	4	Nil

(1)	Failure to file Form 3 – Initial Statement of Beneficial Ownership of Securities and failure to file Form 4 – Statement of Changes in Beneficial Ownership.

Code of Ethics

On February 8, 2023, Yerbaé adopted a code of ethics and business conduct for directors, senior officers and employees of our company. We adopted the code of ethics and business conduct for the purpose of promoting:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

●	full, fair, accurate, timely and understandable disclosure in all reports and documents that we file with, or submits to, the Securities and Exchange Commission and in other public communications made by our company;

●	compliance with applicable governmental laws, rules and regulations;

●	the protection of our assets, including corporate opportunities and confidential information;

●	fair dealing practices;

●	the prompt internal reporting of violations of the code of ethics and business conduct; and

●	accountability for adherence to the code of ethics and business conduct.

Committees of Board of Directors

Audit Committee

Effective February 8, 2023, our board adopted an audit committee charter. The audit committee currently consists of Rose Zanic (Chair), Maruf Raza and Karrie Gibson. Our audit committee assists our board of directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and shareholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. Our audit committee’s primary duties and responsibilities are to: serve as an independent and objective party to monitor our financial reporting and internal control system and review our financial statements; oversee our accounting and financial reporting processes and the preparation and auditing of our financial statements; review and appraise the performance of our external auditor; and provide an open avenue of communication among our auditor, financial and senior management and our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that Maruf Raza, an independent director of our company, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

Effective February 8, 2023, our board adopted an audit committee charter. The compensation committee currently consists of Andy Dratt (Chair) and Karrie Gibson.

The compensation committee review matters relating to the compensation of our directors and executive officers and makes recommendations to our board. The compensation committee may grant share purchase options to eligible individuals under our existing plan. The adequacy and form of remuneration of the directors is reviewed annually by the compensation committee to ensure that it reflects the responsibilities and risks involved in being a director, including service as a committee member. The compensation of directors may take the form of cash, common shares, options, or deferred share units, as applicable, under our equity incentive plans as approved by the Board from time to time.

Governance & Nominating Committee

Effective February 8, 2024, the board of directors of Yerbaé adopted a governance & nominating committee charter. The governance & nominating committee currently consists of Andy Dratt (Chair) and Karrie Gibson.

The governance & nominating committee is responsible for the recruitment and evaluation of nominees to the board of directors, including management nominees. The governance & nominating committee must determine, in light of the opportunities and risks facing our company, what competencies, skills and personal qualities should be sought in new board members in order to add value to our company. The results of such a discussion will provide a framework for identifying and proposing new nominees.

The governance & nominating committee is also responsible for ensuring that the prospective candidates for new directors understand the role of the of our board, the role of any board committees and the contribution individual directors are expected to make including, in particular, the commitment of time and energy that our company expects of its directors.

The governance & nominating committee is also responsible for the development and supervision of Yerbaé’s approach to corporate governance issues, including the maintenance and uphold of our Corporate Governance Policy, the Code of Conduct, and the Securities Trading Policy.

Corporate Disclosure Policy

On February 8, 2023, Yerbaé adopted a corporate disclosure policy and established a disclosure committee whose responsibility will be to review and approve all public disclosure before its release. The disclosure committee reports to our board of directors, either directly or through our company’s audit committee and currently consists of Todd Gibson, Karrie Gibson and Andy Dratt.

The objective of the corporate disclosure policy is:

●	to ensure that all communications to the public by Yerbaé are timely, complete and accurate,

●	to ensure that such communications are broadly disseminated in accordance with all applicable legal and regulatory requirements, and

●	to protect and prevent the improper use or disclosure of material information and confidential information of Yerbaé.

The corporate disclosure policy also extends to all employees of Yerbaé, our board of directors, and those authorized to speak on our company’s behalf and all other insiders. It covers disclosure in documents filed with the securities regulators and written statements made in Yerbaé’s annual and quarterly reports, news releases, letters to shareholders, presentations by senior management, and information contained on our website and other electronic communications. It extends to oral statements made in meetings and telephone conversations with analysts and investors, interviews with the media as well as speeches, press conferences and conference calls. It also extends to materials disseminated or statements made at industry or trade conferences or presentations.

Securities Trading Policy

On February 8, 2023, our board of directors adopted a securities trading policy which is intended to raise the general level of awareness of the trading and confidentiality obligations of employees, contractors, officers and directors of our company.

Broadly speaking, an employee, consultant, officer or director of Yerbaé (including their spouse and other relatives with the same home as that person) with knowledge of an undisclosed material fact or material change respecting Yerbaé shall not trade in securities of our company and shall not use or selectively disclose such information until the information is publicly known. In order to reduce potential exposure for liability under applicable securities laws, employees, contractors, officers and directors (and their spouses, and other relatives in their household) must not trade in our company’s securities during:

1.	any “Blackout Period” as such term is defined in the securities trading policy, and
2.	when advised not to do so by any member of the disclosure committee of our company as a result of the existence of such undisclosed Material Information.

This trading restriction also applies to all securities and accounts over which such employees, contractors, officers or directors have control or direction, whether or not of such person or of relatives in the same household.

Item 11. Executive Compensation

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2024;

(b)	each of two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2024; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2023.

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company for the years ended December 31, 2024 and 2023 are set out in the following summary compensation table:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Todd Gibson	2024	350,000	Nil	1,630,398	Nil	Nil	Nil	21,056	2,001,454
CEO	2023	225,000	81,000	694,565	223,777	Nil	Nil	18,000	1,242,342
Karrie Gibson	2024	275,000	Nil	1,330,399	Nil	Nil	Nil	36,483	1,641,882
CFO and COO	2023	200,000	72,000	617,390	198,913	Nil	Nil	26,500	1,114,803
Seth Smith	2024	210,000	Nil	139,999	113,750	Nil	Nil	23,935	487,684
VP of Sales	2023	200,000	45,000	154,347	193,043	Nil	Nil	17,500	609,890
Nick Cranny	2023	146,423	Nil	Nil	Nil	Nil	Nil	155,974	302,397

(1)	The fair value of our company’s granted stock options are determined using the Black-Scholes-Merton model. Refer to our consolidated financial statements for additional information.

Narrative Disclosure to summary compensation table

Base Salary

Each executive officer is entitled to a fixed annual salary based on their respective employment agreements and are not entitled to compensation for overtime. All executive officer positions are considered “at-will” and either the officer or our company may terminate employment at any time, with or without cause and with or without notice.

Cash Performance Bonus

Each executive officer is entitled to a performance bonus ranging anywhere from 25%-40% of their base salary which is evaluated based on company performance and sales goals.

Equity Bonus

Each executive officer is entitled to stock options (“Options”) and service and performance share units (each, a “PSU”) and restricted share units (each, a “RSU”) calculated as a percentage of their base salary and is based on the achievement of certain company milestones, as applicable.

Other Compensation

In addition to a base salary and cash and equity bonuses, executive officers are also entitled to other perks including a vehicle stipend, health insurance and participation in 401K plan.

Employment, Consulting and Management Agreements

Agreements with NEOs of Yerbaé US

On January 1, 2023, Yerbaé US entered into an employment letter agreement dated January 1, 2023 (the “Yerbaé CEO Agreement”) with Todd Gibson, pursuant to which Mr. Gibson, amongst other things, agreed to provide his services as CEO of Yerbaé US for a term of four years in consideration for: (i) $225,000 per annum base salary (which shall be increased at a minimum rate of 5% annually through the duration of the Yerbaé CEO Agreement); (ii) participation in Yerbaé’s bonus program of 40% of base compensation with goals to be determined by the Yerbaé Board annually; (iii) participation in Yerbaé’s health insurance, 401(k), and other benefit plans; (iv) participate in the Yerbaé US’s 2022 Stock Option Plan; and (v) receive performance stock.

Effective January 1, 2024, Mr. Gibson had an approved salary of $350,000. No other aspects of his compensation arrangement was ratified.

On January 1, 2023, Yerbaé US entered into an employment letter agreement dated January 1, 2023 (the “Yerbaé COO Agreement”) with Karrie Gibson, pursuant to which Ms. Gibson, amongst other things, agreed to provide her services as Chief Operating Officer of Yerbaé US in consideration for: (i) $200,000 per annum base salary (which shall be increased at a minimum rate of 5% annually through the duration of the Yerbaé COO Agreement); (ii) participation in Yerbaé US’s bonus program of 40% of base compensation with goals to be determined by the Yerbaé Board annually; (iii) participation in Yerbaé US’s health insurance, 401(k), and other benefit plans; (iv) participate in the Yerbaé US’s 2022 Stock Option Plan; and (v) receive performance stock.

Effective January 1, 2024, Mrs. Gibson had an approved salary of $275,000. No other aspects of his compensation arrangement was ratified.

On January 1, 2023, Yerbaé US entered into the Yerbaé US VP Agreement with Seth Smith, pursuant to which Mr. Smith, amongst other things, agreed to provide services as VP, New Business Development of Yerbaé US in consideration for: (i) $200,000 per annum base salary; (ii) receive a discretionary cash bonus, and receive a cash bonus of up to 25% of his base compensation with company objectives to be determined by the CEO from time to time; and (iii) participation in Yerbaé US’s health insurance, 401(k), and other benefit plans.

Effective January 1, 2024, Mr. Smith had an approved salary of $210,000. No other aspects of his compensation arrangement was ratified.

Outstanding Equity Awards at Fisal Year End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2024:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity oncentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Todd Gibson	183,424	61,141	-	$1.16	March 10, 2030	575,554	55,253	-	-
Karrie Gibson	163,043	54,348	-	$1.16	March 10, 2030	492,221	47,253	-	-
Seth Smith	354,439	320,947	-	$0.96-$1.16	July 10, 2027-January 1, 2031	249,999	24,000	-	-

Stock Option Plans and Other Incentive Plans

Our current equity incentive plan (the “Plan”) is a rolling plan for Options and a fixed 10% plan for RSUs, deferred share units (“DSUs”) and PSUs (collectively with the RSUs and DSUs, “Performance-Based Awards”) such that the aggregate number of common shares of our company that: (i) may be issued upon the exercise or settlement of Options granted under the Plan, shall not exceed 10% of our issued and outstanding common shares from time to time, and (ii) may be issued in respect of Performance-Based Awards shall not exceed 5,455,121. Under the Plan, common shares that were the subject of any awards that have been settled or cancelled, terminated, surrendered forfeited or have expired without being exercised, and pursuant to which no securities have been issued, may be continued to be issuable under the Plan.

Purpose

The purpose of the Plan is to promote the long-term success of our company and the creation of shareholder value by: (i) encouraging the attraction and retention of eligible persons; (ii) encouraging such eligible persons to focus on critical long-term objectives; and (iii) promoting greater alignment of the interests of such eligible persons with the interests of our company.

The Plan provides flexibility to our company to grant equity-based incentive awards in the form of Options, RSUs, PSUs and DSUs to eligible persons.

Participation Limits

The Plan provides that:

(a)	unless we have obtained disinterested shareholder approval, the maximum aggregate number of common shares issuable to insiders under the Plan, within any 12 month period and at any point in time under Plan, together with common shares reserved for issuance to insiders under all of our company’s other Security-Based Compensation Arrangements (as defined in the Plan), shall not exceed 10% of the issued and outstanding common shares (calculated as at the date of any grant);

(b)	unless we have obtained disinterested shareholder approval, the maximum aggregate number of common shares issuable to any participant (as defined in the Plan) under the Plan, within any 12 month period, together with common shares reserved for issuance to such participant (and to companies wholly-owned by that participant) under all of our company’s other Security-Based Compensation Arrangements, shall not exceed 5% percent of the issued and outstanding common shares (calculated as at the date of any grant);

(c)	the maximum aggregate number of common shares issuable to any one consultant (as defined in the Plan) under the Plan, within any 12 month period, together with all other Security-Based Compensation Arrangements, shall not exceed 2% percent of the issued and outstanding common shares (calculated as at the date of any grant); and

(d)	the maximum aggregate number of common shares issuable pursuant to grants of Options to all investor relation service providers performing investor relations activities under the Plan, within any 12 month period, shall not in aggregate exceed 2% percent of the issued and outstanding common shares (calculated as at the date of any grant). For the avoidance of doubt, persons performing investor relations activities are only eligible to receive Options under the Plan; they are not eligible to receive any Performance-Based Award or other type of securities based compensation under the Plan.

Administration of the Plan

The Plan shall be administered by our board of directors or by a committee to which the our board of directors has delegated specific authority (and, for further clarity, not by the board of directors of any subsidiary of our company) and our board of directors shall have full authority to administer the Plan, including the authority to interpret and construe any provision of the Plan and to adopt, amend and rescind such rules and regulations for administering the Plan as our board of directors may deem necessary in order to comply with the requirements of the Plan.

Eligible Persons under the Plan

When used in connection with the grant of Options, all officers, directors, employees, management company employees and consultants of our company are eligible to participate in the Plan. When used in connection with the grant of Performance-Based Awards, all officers, directors, employees, management company employees and consultants of our company that do not perform investor relations activities are eligible to participate in the Plan. The extent to which any such individual is entitled to receive a grant of an award pursuant to the Plan will be determined in the sole and absolute discretion of our board of directors. Each person who receives a grant under the Plan is referred to as a “Participant”.

Types of Awards

Awards of Options, RSUs, PSUs and DSUs may be made under the Plan. All of the awards described below are subject to the conditions, limitations, restrictions, exercise price, vesting, settlement and forfeiture provisions determined by our board of directors, in its sole discretion, subject to such limitations provided in the Plan, and will generally be evidenced by an award agreement.

Options

Each Option entitles a holder thereof to purchase a prescribed number of common shares at an exercise price determined by our board of directors at the time of the grant of the Option, which includes an Option that qualifies as an incentive stock option (“ISO”) within the meaning of Sectio 422 of the United States Internal Revenue Code of 1986, as amended, and the applicable U.S. Treasury Regulations (the “Code”), provided that the exercise price of an Option granted under the Plan shall not be less than the Discounted Market Price (as defined in the policies of the TSXV), provided that if an Option is proposed to be granted by our company after our company has just been recalled for trading following a suspension or halt, our company must wait at least 10 trading days since the day on which trading in our company’s securities resumes before setting the exercise price for and granting the Option. Each Option shall, unless sooner terminated, expire on a date to be determined by our board of directors which will not exceed 10 years from the date of grant of the Option. Our board of directors may, in its absolute discretion, upon granting Options under the Plan, specify different time periods following the dates of granting the Options during which the Participant may exercise their Options to purchase common shares and may designate different exercise prices and numbers of common shares in respect of which each Participant may exercise Options during each respective time period. Subject to the discretion of our board of directors , the Options granted to a Participant under the Plan shall vest as determined by our board of directors on the date of grant of such Options. If our board of directors does not specify a vesting schedule at the date of grant, then Options granted to persons, other than those conducting investor relations activities, shall vest fully on the date of grant, and in any event in accordance with the policies of the TSXV. Options issued to persons conducting investor relations activities must vest (and shall not otherwise be exercisable) in stages over a minimum of 12 months such that: (a) no more than ¼ of the Options vest no sooner than 3 months after the date of grant; (b) no more than another ¼ of the Options vest no sooner than 6 months after the date of grant; (c) no more than another ¼ of the Options vest no sooner than 9 months after the date of grant; and (d) the remainder of the Options vest no sooner than 12 months after the date of grant.

Subject to the rules and policies of the TSXV, our board of directors may, in its discretion and at any time, determine to grant a Participant the alternative, when entitled to exercise an Option, to deal with such Option on a “cashless exercise” basis, on such terms as our board of directors may determine in its discretion (the “Cashless Exercise Right”). Without limitation, our board of directors may determine in its discretion that such Cashless Exercise Right, if any, grants a Participant the right to engage a broker to sell such number of common shares as is necessary to raise an amount equal to the aggregate exercise price for all Options being exercised by that Participant and any applicable tax withholdings. Pursuant to the award agreement, the Participant may authorize the broker to sell shares on the open market and forward the proceeds to our company to satisfy the exercise price and any applicable tax withholdings, promptly following which our company shall issues the common shares underlying the number of Options as provided for in the award agreement. In the event our company permits a Participant to exercise a Cashless Exercise Right, our company shall make an election pursuant to subsection 110(1.1) of the Income Tax Act (Canada) and the regulations thereunder, as amended from time to time.

ISOs are available only for Participants who are employees of our company, or a “parent corporation” or “subsidiary corporation” (as such terms are defined in Section 424(e) and (f) of the Code), on the date the Option is granted. A Participant who holds an ISO must continue as an employee, except that upon termination of employment the Option will continue to be treated as an ISO for up to three months, after which the Option will no longer qualify as an ISO, except as otherwise provided herein. A Participant’s employment will be deemed to continue during period of sick leave, military leave or other bona fide leave of absence, provided the leave of absence does not exceed three months, or the Participant’s return to employment is guaranteed by statute or contract. If a termination of employment is due to permanent disability, an Option may continue its ISO status for up to one year, and if the termination is due to death, the ISO status may continue for the balance of the Option’s term. Nothing referenced herein will be deemed to extend the original expiry date of an Option. A Participant who owns, or is deemed to own, pursuant to Section 424(e) of the Code, common shares accounting for more than ten percent (10%) of the total combined voting power of all classes of stock of our company may not be granted an ISO unless (i) the Option Price is at least one hundred and ten percent (110%) of the Market Value of the common shares, as of the date of the grant, and (ii) the Option is not exercisable after the expiration of five years from the date of grant. To the extent the aggregate Market Value (determined as of the date of grant) of common shares with respect to which ISOs are exercisable for the first time by a Participant during any calendar year (under all plans of our company and any affiliates) exceeds One Hundred Thousand United States Dollars (US$100,000), the Options or portions thereof that exceed such limit (according to the order in which they were granted) shall be treated as Options other than ISOs, notwithstanding any contrary provision in the applicable award agreement.

If the award agreement for the grant of Options so provides, in the event of a change of control (as defined in the Plan), all Options granted to a Participant who ceases to be an eligible person shall become fully vested and shall become exercisable by the Participant in accordance with the terms of such award agreement and the Plan. No acceleration of the vesting of any Options shall be permitted without prior Exchange review and acceptance for Options issued to persons conducting investor relations activities.

Other than as may be set forth in the award agreement for the grant of Options, upon the death of a Participant, any Options granted to such Participant which, prior to the Participant’s death, have not vested, will immediately terminate without payment, be forfeited and cancelled and shall be of no further force or effect; and the Participant or their estate, as the case may be, shall have no right, title or interest therein whatsoever. Any Options granted to such Participant which, prior to the Participant’s death, had vested pursuant to the terms of the applicable Award Agreement will accrue to the Participant’s estate in accordance with Plan, provided the period in which they can make such claim must not exceed one year from the Participant’s death.

Where a Participant’s relationship with our company is terminated by our company or a subsidiary for cause, all Options granted to the Participant under the Plan will immediately terminate without payment, be forfeited and cancelled and shall be of no further force or effect as of the termination date.

Where a Participant’s relationship with our company terminates by reason of termination by our company or a subsidiary without cause, by voluntary termination, voluntary resignation or due to retirement by the Participant, such that the Participant no longer qualifies as an eligible person, all Options granted to the Participant under the Plan that have not vested will, unless the applicable award agreement provides otherwise and subject to the provisions below, immediately terminate without payment, be forfeited and cancelled and shall be of no further force or effect as of the termination date; provided, however, that any Options granted to such Participant which, prior to the Participant’s termination without cause, voluntary termination, voluntary resignation or retirement, had vested pursuant to the terms of the applicable award agreement will accrue to the Participant in accordance with the Plan and shall be exercisable by such Participant for a period of 90 days following the date the Participant ceased to be an eligible person, or such longer period as may be provided for in the award agreement or as may be determined by the Board, provided such period does not exceed 12 months after the termination date. Where a Participant becomes afflicted by a disability, all Options granted to the Participant under the Plan will continue to vest in accordance with the terms of such Options; provided, however, that no Options may be redeemed during a leave of absence.

Where a Participant’s relationship is terminated due to disability such that the Participant ceases to be an eligible person, all Options granted to the Participant under the Plan that have not vested will, unless the applicable award agreement provides otherwise and subject to the provisions below, immediately terminate without payment, be forfeited and cancelled and shall be of no further force or effect as of the termination date; provided, however, that any Options granted to such Participant which, prior to the termination of the Participant’s relationship with our company due to disability, had vested pursuant to terms of the applicable award agreement, will accrue to the Participant in accordance with the Plan and shall be exercisable by such Participant for a period of 90 days following the termination date, or such longer period as may be provided for in the award agreement or as may be determined by the Board.

Restricted Share Units

A RSU is a right awarded to a Participant, as compensation for employment or consulting services or services as a director or officer, to receive for no additional cash consideration, securities of our company upon specified vesting criteria being satisfied, and subject to the terms and conditions of the Plan and the applicable award agreement, and which may be paid in cash and/or common shares. The number of RSUs to be credited to each Participant shall be determined by the Board in its sole discretion in accordance with the Plan. All RSUs will vest and become payable by the issuance of common shares at the end of the restriction period if all applicable restrictions have lapsed, as such restrictions may be specified in the award agreement. Subject to the terms and conditions of the applicable award agreement, if a Participant wishes to defer settling the RSUs upon vesting, the Participant must provide written notice (each, a “RSU Deferral Notice”) to our company within 3 business days of the vesting date.

RSUs shall be subject to such restrictions as our board of directors, in its sole discretion, may establish in the applicable award agreement, which restrictions may lapse separately or in combination at such time or times and on such terms, conditions and satisfaction of objectives as our board of directors may, in its discretion, determine at the time a RSU is granted. Our board of directors shall determine any vesting terms applicable to the grant of RSUs, however, no RSUs may vest before the date that is 12 months following the date of the award.

If the award agreement so provides, in the event of a change of control (as defined in the Plan) pursuant to which a Participant ceases to be an eligible person, all restrictions upon any RSUs shall lapse immediately and all such RSUs shall become fully vested in the Participant in accordance with the Plan.

Other than as may be set forth in the applicable award agreement, upon the death of a Participant, any RSUs granted to such Participant which, prior to the Participant’s death, have not vested, will be immediately and automatically forfeited and cancelled without further action and without any cost or payment, and the Participant or their estate, as the case may be, shall have no right, title or interest therein whatsoever. Any RSUs granted to such Participant which, prior to the Participant’s death, had vested pursuant to the terms of the applicable award agreement will accrue to the Participant’s estate in accordance with the Plan, provided such period does not exceed 12 months from the date of the Participant’s death.

Where a Participant’s relationship with our company is terminated by our company or a subsidiary for cause, all RSUs granted to the Participant under the Plan will immediately terminate without payment, be forfeited and cancelled and shall be of no further force or effect as of the termination date.

Where a Participant’s relationship with our company terminates by reason of termination by our company or a subsidiary without cause, by voluntary termination, voluntary resignation or due to retirement by the Participant, all RSUs granted to the Participant under the Plan that have not vested will, unless the applicable award agreement provides otherwise and subject to the provisions below, immediately terminate without payment, be forfeited and cancelled and shall be of no further force or effect as of the termination date and the Participant shall have no right, title or interest therein whatsoever; provided, however, that any RSUs granted to such Participant which, prior to the Participant’s termination without cause, voluntary termination, voluntary resignation or retirement, had vested pursuant to the terms of the applicable award agreement will accrue to the Participant in accordance with the Plan, provided such period does not exceed 12 months after the termination date.

Where a Participant becomes afflicted by a disability, all RSUs granted to the Participant under the Plan will continue to vest in accordance with the terms of such RSUs; provided, however, that no RSUs may be redeemed during a leave of absence. Where a Participant’s relationship is terminated due to disability such that the Participant ceases to be an eligible person, all RSUs granted to the Participant under the Plan that have not vested will, unless the applicable award agreement provides otherwise and subject to the provisions below, immediately terminate without payment, be forfeited and cancelled and shall be of no further force or effect as of the termination date and the Participant shall have no right, title or interest therein whatsoever; provided, however, that any RSUs granted to such Participant which, prior to the Participant’s termination due to disability, had vested pursuant to terms of the applicable award agreement will accrue to the Participant in accordance with the Plan, provided such period does not exceed 12 months after the date the Participant ceases to be an eligible person.

As soon as practicable after each vesting date of a RSU, and unless our company has received a RSU Deferral Notice from the Participant, our company shall, at the sole discretion of our board of directors, either: (a) issue to the Participant from treasury the number of common shares equal to the number of RSUs that have vested; or (b) make a cash payment in an amount equal to the Market Unit Price (as defined in the Plan) on the next trading day after the vesting date of the RSUs, net of applicable withholdings.

Performance Share Units

A PSU is a right awarded to a Participant, as compensation for employment or consulting services or services as a director or officer, to receive, for no additional cash consideration, securities of our company upon specified performance and vesting criteria being satisfied, subject to the terms and conditions of the Plan and the applicable award agreement, and which may be paid in cash and/or common shares.

Subject to the provisions of the Plan and such other terms and conditions as our board of directors may prescribe, our board of directors may, from time to time, grant awards of PSUs to eligible persons that do not perform investor relations activities. The number of PSUs to be awarded to any Participant shall be determined by our board of directors, in its sole discretion, in accordance with the Plan. Each PSU shall, contingent upon the attainment of the performance criteria within the performance cycle, represent one common share.

Our board of directors will select, settle and determine the performance criteria (including without limitation the attainment thereof), for purposes of the vesting of the PSUs, in its sole discretion. An award agreement may provide our board of directors with the right to revise the performance criteria and the award amounts if unforeseen events (including, without limitation, changes in capitalization, an equity restructuring, an acquisition or a divestiture) occur which have a substantial effect on the financial results and which in the sole judgment of our board of directors make the application of the performance criteria unfair unless a revision is made.

All PSUs will vest and become payable to the extent that the performance criteria set forth in the award agreement are satisfied in the performance cycle, the determination of which satisfaction shall be made by our board of directors on the determination date. No PSU may vest before the date that is 12 months following the date of the award. Subject to the terms and conditions of the applicable award agreement, if a Participant wishes to defer settling the PSUs upon vesting, the Participant must provide written notice (each, a “PSU Deferral Notice”) to our company within 3 business days of the determination date.

If the award agreement so provides, in the event of a change of control (as defined in the Plan) pursuant to which a Participant ceases to be an eligible person, all PSUs granted to a Participant shall become fully vested in such Participant (without regard to the attainment of any performance criteria) and shall become payable to the Participant in accordance with the Plan.

Other than as may be set forth in the applicable award agreement and below, upon the death of a Participant, all PSUs granted to the Participant which, prior to the Participant’s death, have not vested, will immediately and automatically be forfeited and cancelled without further action and without any cost or payment, and the Participant or their estate, as the case may be, shall have no right, title or interest therein whatsoever; provided, however, the Board may determine, in its sole discretion, the number of the Participant’s PSUs that will vest based on the extent to which the applicable performance criteria have been satisfied in that portion of the performance cycle that has lapsed. Any PSUs determined to have been vested by the Board must expire within a reasonable period, not exceeding, 12 months, following the date the Participant ceases to be an eligible person.

Where a Participant’s relationship with our company is terminated by our company or a subsidiary for cause, all PSUs granted to the Participant under the Plan will immediately terminate without payment, be forfeited and cancelled and shall be of no further force or effect as of the termination date.

Where a Participant’s relationship with our company terminates by reason of termination by our company or a subsidiary without cause, by voluntary termination, voluntary resignation or due to retirement by the Participant, all PSUs granted to the Participant which have not vested will, unless the award agreement provides otherwise and subject to the provisions below, immediately terminate without payment, be forfeited and cancelled and shall be of no further force or effect as of the termination date, and the Participant shall have no right, title or interest therein whatsoever; provided, however, the Board may determine, in its sole discretion, the number of the Participant’s PSUs that will vest based on the extent to which the applicable performance have been satisfied in that portion of the performance cycle that has lapsed.

Where a Participant becomes afflicted by a disability, all PSUs granted to the Participant under the Plan will continue to vest in accordance with the terms of such PSUs; provided, however, that no PSUs may be redeemed during a leave of absence. Where a Participant’s relationship is terminated due to disability such that the Participant ceases to be an eligible person, all PSUs granted to the Participant under the Plan that have not vested will, unless the applicable award agreement provides otherwise and subject to the provisions below, immediately terminate without payment, be forfeited and cancelled and shall be of no further force or effect as of the termination date, and the Participant shall have no right, title or interest therein whatsoever; provided, however, that the Board may determine, in its sole discretion, the number of the Participant’s PSUs that will vest based on the extent to which the applicable performance criteria have been satisfied in that portion of the performance cycle that has lapsed.

Payment to Participants in respect of vested PSUs shall be made after the determination date for the applicable award and in any case within 95 days after the last day of the performance cycle to which such award relates, subject to deferral by the Participant. Unless our company has received a PSU Deferral Notice from the Participant, our company shall, at the sole discretion of the our board of directors, either: (a) issue to the Participant the number of common shares equal to the number of PSUs that have vested on the determination date; or (b) make a cash payment in an amount equal to the Market Unit Price (as defined in the Plan) on the next trading day after the determination date of the PSUs that have vested, net of applicable withholdings.

Deferred Share Units

A DSU is a right granted to a Participant, as compensation for employment or consulting services or services as a director or officer, to receive, for no additional cash consideration, securities of our company on a deferred basis upon specified vesting criteria being satisfied, subject to the terms and conditions of the Plan and the applicable award agreement, and which may be paid in cash and/or common shares.

Subject to the provisions of the Plan and such other terms and conditions as our board of directors may prescribe, our board of directors may, from time to time, grant awards of DSUs to directors that do not perform investor relations activities in lieu of fees (including annual board retainers, chair fees, meeting attendance fees or any other fees payable to a director) or to other eligible persons that do not perform investor relations activities as compensation for employment or consulting services. The number of DSUs to be credited to each Participant shall be determined by our board of directors in its sole discretion in accordance with the Plan.

The number of DSUs shall be specified in the applicable award agreement. Each director may elect to receive any or all of their fees in DSUs under the Plan. The number of DSUs shall be calculated by dividing the amount of Fees selected by a director by the Market Unit Price (as defined in the Plan) on the grant date (or such other price as required under the policies of the TSXV) which shall be the 10th business day following each financial quarter end. Any fractional DSU shall be rounded down and no payment or other adjustment will be made with respect to the fractional DSU.

No Deferred Share Units may vest before the date that is 12 months following the date of the award of the DSU.

Each Participant shall be entitled to receive, after the effective date of the Participant’s termination of service, on a day designated by the Participant and communicated to our company by the Participant in writing at least 15 days prior to the designated day (or such earlier date after the Participant ceases to be an eligible person as the Participant and our company may agree, which date shall be no later than one year after the date upon which the Participant ceases to be an eligible person) and if no such notice is given, then on the first anniversary of the effective date that the Participant ceases to be an eligible person, at the sole discretion of our board of directors, either: (a) that number of common shares equal to the number of vested DSUs credited to the participant’s account, such common shares to be issued from treasury of our company; or (b) a cash payment in an amount equal to the Market Unit Price on the next trading day after the Participant ceases to be an eligible person of the vested DSUs, net of applicable withholdings.

In the event that the value of a DSU would be determined with reference to a period commencing at a fiscal quarter-end of our company and ending prior to the public disclosure of interim financial statements for the quarter (or annual financial statements in the case of the fourth quarter), the cash payment of the value of the DSUs will be made to the Participant with reference to the 5 trading days immediately following the public disclosure of the interim financial statements for that quarter (or annual financial statements in the case of the fourth quarter).

Upon death of a Participant holding DSUs that have vested, the Participant’s estate shall be entitled to receive, within 120 days after the Participant’s death and at the sole discretion of our board of directors, a cash payment or common shares that would have otherwise been payable in accordance with the Plan to the Participant upon such Participant ceasing to be an eligible person, provided the period in which they can make such claim must not exceed one year from the Participant’s death.

Upon a Participant ceasing to be a Participant by reason of Termination for Cause, the Participant’s participation in the Plan shall be terminated immediately, all DSUs credited to such Participant’s Account that have not vested shall be forfeited and cancelled, and the Participant’s rights to common shares or Cash Equivalent or a combination thereof that relate to such Participant’s unvested DSUs shall be forfeited and cancelled on the Termination Date. The Participant shall not receive any payment in lieu of cancelled DSUs that have not vested. “Termination for Cause” shall include, among other things, gross misconduct, theft, fraud, breach of confidentiality or breach of our company’s codes of conduct and any other reason determined by our company to be cause for termination. For the purposes of the Plan, the determination by our company that the Participant was discharged for Cause shall be binding on the Participant.

General Provisions of the Plan

Termination of Service

A Participant ceases to be a Participant under the Plan, other than by termination for cause, on the earliest date on which both of the following conditions are met: (i) the Participant has ceased to be employed by our company or has ceased providing ongoing services as a Consultant to our company or any subsidiary thereof; and (ii) the Participant is not a member of the Board nor a director of our company or any of its subsidiaries.

Non-Transferability

No Option or Performance-Based Award and no right under any such Option or Performance-Based Award shall be assignable, alienable, saleable, or transferable by a Participant otherwise than by will or by the laws of descent and distribution and only then if permitted by the policies of the TSXV. No Option or Performance-Based Award and no right under any such Option or Performance-Based Award, may be pledged, alienated, attached, or otherwise encumbered, and any purported pledge, alienation, attachment, or encumbrance thereof shall be void and unenforceable against our company.

Black-out Periods

In the event that the date provided for expiration, redemption or settlement of an award falls within a blackout period imposed by our company pursuant to a trading policy as the result of the bona fide existence of undisclosed material information, the expiry date, redemption date or settlement date, as applicable, of the award shall automatically be extended to the date that is 10 business days following the date of expiry of the blackout period. Notwithstanding the foregoing, there will be no extension of any award if our company (or the Participant) is subject to a cease trade order (or similar order under applicable law).

Deductions

Whenever cash is to be paid in respect of DSUs, RSUs or PSUs, our company shall have the right to deduct from all cash payments made to a Participant any taxes required by law to be withheld with respect to such payments. Whenever common shares are to be delivered in respect of DSUs, RSUs or PSUs, our company shall have the right to deduct from any other amounts payable to the Participant any taxes required by law to be withheld with respect to such delivery of common shares, or if any payment due to the Participant is not sufficient to satisfy the withholding obligation, to require the Participant to remit to our company in cash an amount sufficient to satisfy any taxes required by law to be withheld. At the sole discretion of the our board of directors, a Participant may be permitted to satisfy the foregoing requirement, all in accordance with the policies of the TSXV, by delivering (on a form prescribed by our company and in any event in accordance with the policies of the TSXV) an irrevocable direction to a securities broker approved by our company to sell all or a portion of the common shares and deliver to our company from the sales proceeds an amount sufficient to pay the required withholding taxes.

Amendments to the Plan

Our board of directors may at any time or from time to time, in its sole and absolute discretion and without the approval of the shareholders of our company (the “Shareholders”), amend, suspend, terminate or discontinue the Plan and may amend the terms and conditions of any Options or Performance-Based Awards granted hereunder, subject to:

(a)	any required disinterested shareholder approval to (i) reduce the exercise price of an Option or Performance-Based Award issued to an insider or (ii) extend the term of an Option or Performance-Based Award granted to an insider, in either event, in accordance with the policies of the TSXV while the common shares are listed on the TSXV;

(b)	any required approval of any applicable regulatory authority or the TSXV; and

(c)	any approval of the shareholders as required by the policies of the TSXV (or otherwise required by the TSXV) or applicable law, provided that shareholder approval shall not be required for the following amendments (except that the TSXV may require approval of the Shareholders for amendments under items (c)(iii) to (c)(vii) below) and our board of directors may make any changes which may include but are not limited to:

	(i)	amendments of a “housekeeping nature”;

	(ii)	amendments for the purpose of curing any ambiguity, error or omission in the Plan or to correct or supplement any provision of the Plan that is inconsistent with any other provision of the Plan; and

	(iii)	amendments which are necessary to comply with applicable law or the requirements of the TSXV.

Term

The Plan shall terminate automatically 10 years after the effective date and may be terminated on any earlier date as provided in the Plan.

Compensation of Directors

The particulars of compensation paid to our directors who are not named executive officers for the fiscal year ended December 31, 2024 are set out in the following director compensation table:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non Equity Incentive Plan Compensation ($)	Nonqualified Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Rose Zanic, Director (2)	2024	-	109,533	-	-	-	-	$109,533
Andrew Dratt, Director (3)	2024	-	98,932	-	-	-	-	$98,932
Maruf Raza, Director (4)	2024	-	66,250	-	-	-	-	$66,250
Carl Sweat, former Director (5)	2024	-	150,000	182,344	-	-	-	$332,344

(1)	The fair value of our company’s granted stock options are determined using the Black-Scholes-Merton. Refer to our consolidated financial statements for additional information.
(2)	During the year ended December 31, 2024, 206,666 restricted shares were granted to Rose Zanic at a market price of $0.53 totaling an award of $109,533.
(3)	During the year ended December 31, 2024, 186,666 restricted shares were granted to Andrew Dratt at a market price of $0.53 totaling an award of $98,932.
(4)	During the year ended December 31, 2024, 125,000 restricted shares were granted to Maruf Raza at a market price of $0.53 totaling an award of $66,250.
(5)

Carl Sweat no longer serves as an insider, affiliate, or director of the Company as of April 1, 2024. During the year ended December 31, 2024, 125,000 performance shares and 234,375 stock options at fair values of $1.20 and $0.78, respectively, totaling $150,000 and $182,344, respectively All awards granted during 2024 were forfeited during the year ended December 31, 2024.

Narrative Disclosure

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on their behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2025, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our named executive officers and by our executive officers and directors as a group.

Name	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)
Todd Gibson	Common shares	10,685,533	(3)	15.73%
Karrie Gibson	Common shares	10,354,552	(4)	15.24%
Seth Smith	Common shares	976,023	(5)	1.44%
Renata Kubicek	Common shares	Nil		N/A
Rose Zanic	Common shares	315,361	(6)	0.46%
Andy Dratt	Common shares	379,208	(7)	0.56%
Maruf Raza	Common shares	196,428	(8)	0.29%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such common shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common shares subject to options, restricted stock units, performance stock units, deferred stock units or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, restricted stock units, performance stock units, deferred stock units or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Percentage ownership is based on 67,938,225 common shares issued and outstanding as of March 7, 2025 and convertible securities held by management which are exercisable within 60 days.

(3)	Consists of: (a) 1,766,906, common shares held directly, (b) 5,987,395 common shares indirectly through Todd L. Gibson Trust Dated April 22, 2016, (c) 2,500,000 performance shares held indirectly through Todd L. Gibson Trust Dated April 22, 2016, (d) 244,565 common shares underlying stock options that are vested or will be vested within 60 days and (e) 186,666 common shares underlying restricted share units that are vested or will be vested within 60 days.

(4)	Consists of: (a) 1,462,559 common shares held directly, (b) 5,987,395 common shares indirectly through Karrie L. Gibson Trust Dated April 22, 2016, (c) 2,500,000 performance shares held indirectly through Karrie L. Gibson Trust Dated April 22, 2016, (d) 217,391 common shares underlying stock options that are vested or will be vested within 60 days and (e) 186,666 common shares underlying restricted share units that are vested or will be vested within 60 days.

(5)	Consists of: (a) 385,715 common shares held directly, and (b) 590,308 common shares underlying stock options that are vested or will be vested within 60 days.

(6)	Consists of: (a) 108,695 common shares held directly, and (b) 206,666 common shares underlying restricted share units that are vested or will be vested within 60 days.

(7)	Consists of: (a) 192,542 common shares held directly, and (b) 186,666 common shares underlying restricted share units that are vested or will be vested within 60 days.

(8)	Consists of: (a) 125,000 common shares underlying restricted share units that are vested or will be vested within 60 days, (b) 35,714 common shares that may be issued on exercise of warrants within 60 days and (c) 35,714 common shares that may be issued on conversion of the Convertible Debentures within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company, other than described in this document.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as disclosed within Item 8 of the Form 10-K and below, there has been no transaction, since January 1, 2022, or currently proposed transaction, in which our company were or are to be a participant and the amount involved exceeds being the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, common shares carrying more than 5% of any class of our voting securities;

(iii)	any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and

(iv)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On January 30, 2023, the Company entered into a loan agreement with a director of the Company. An aggregate of $100,000 was advanced by the related party pursuant to the loan agreement. The loan was fully repaid during 2023.

On July 1, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $330,000. The loan matures on June 15, 2025 and had an effective interest rate 10%. The net balance of the loan as of December 31, 2024, was $315,000 which includes accrued interest to the end of the period.

On August 26, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $24,000 with an effective rate of 8.3%. The loan matures on February 26, 2025. The balance of the loan as of December 31, 2024, was $22,667 net of discount and repayments.

Director Independence

We currently act with five directors consisting of Todd Gibson, Karrie Gibson, Rose Zanic, Maruf Raza and Andy Dratt. Our common shares are quoted on the OTC, which does not impose any director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not independent if, among other things, (1) he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation; or (2) he or she accepted or who has a family member who accepted any compensation from our company in excess of $120,000 during any period of twelve consecutive months within the past three years, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a family member who is an employee (other than an executive officer) of our company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation. Using this definition of independent director, we have three independent directors, Rose Zanic, Maruf Raza and Andy Dratt.

We currently have an audit committee, compensation committee, disclosure committee and a governance & nominating committee. Mr. Gibson is a member of the disclosure committee and Ms. Gibson is a member of each committee and, as such, they would not be considered independent (as that term has been defined by NASDAQ independence rules). All other members of the audit committee, compensation committee and a governance & nominating committee are considered independent based on the relevant NASDAQ independence rules (Rule 5600 Series).

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed or expected to be billed to our company for the years ended December 31, 2024 and December 31, 2023 for professional services rendered by Davidson & Company, our independent registered public accounting firm:

	2024	2023
Fees	$	$
Audit Fees	190,000	275,000
Audit Related Fees	75,000	50,000
Tax Fees	-	-
Other Fees	-	-
Total Fees	265,000	325,000

Pre-Approval Policies and Procedures

Our audit committee pre-approves all services provided by our independent registered public accountants. All of the above services and fees were reviewed and approved by our board of directors or our audit committee before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the independence of our independent registered public accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:

Exhibit No.	Description
2.1	Arrangement Agreement with Kona and Yerbaé Brands
3.1	Amended and Restated Articles of Incorporation
10.1	Oxford Line of Credit Agreement
10.2	Equity Incentive Plan
10.3	Employment Agreement, dated as of January 1, 2024, by and between Yerbaé and Todd Gibson
10.4	Employment Agreement, dated as of January 1, 2024, by and between Yerbaé and Karrie Gibson
10.5	Employment Agreement, dated as of January 1, 2024, by and between Yerbaé and Seth Smith
10.6	Canyon Village Lease Agreement
10.7	Convertible Note Agreement, dated November 9, 2022, between Yerbaé and Klutch Financial Group
10.8	Convertible Note Agreement, dated November 9, 2022, between Yerbaé and Trillium Growth Opportunity Fund
10.9	Convertible Note Agreement, dated December 13, 2022, between Yerbaé and Trillium Growth Opportunity Fund
10.10	2023 Directors and Officers Liability Policy
10.11	Arrangement Agreement with Safety Shot, Inc.
21.1	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YERBAÉ, INC.
(Registrant)

Date:	March 7, 2025	By:	/s/ Todd Gibson
Todd Gibson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd Gibson	Chief Executive Officer and Director	March 7, 2025
Todd Gibson	(Principal Executive Officer)

/s/ Karrie Gibson	Chief Financial Officer	March 7, 2025
Karrie Gibson	(Principal Financial and Accounting Officer)

/s/ Andy Dratt	Director	March 7, 2025
Andy Dratt

/s/ Rose Zanic	Director	March 7, 2025
Rose Zanic

/s/ Maruf Raza	Director	March 7, 2025
Maruf Raza

