Form 10-Q
period 2025-03-31
YERBAE BRANDS CORP.
filed 2025-05-20
CIK 1978133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 19, 2025, there were 67,160,533 shares of the registrant’s common stock outstanding.

YERBAÉ BRANDS CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

YERBAÉ BRANDS CORP.

UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(In United States dollars, except share data)

	March 31,	December 31,
	2025	2024
CURRENT ASSETS
Cash	$526,187	$124,214
Accounts receivable	241,863	364,886
Inventory	751,863	676,020
Prepaid expenses	406,261	452,903
Other current assets	150,000	150,000
Total current assets	$2,076,174	$1,768,023

NONCURRENT ASSETS
Property, plant and equipment, net	11,628	26,470
Right of use asset	95,137	119,445
Total noncurrent assets	$106,765	$145,915

Total assets	$2,182,939	$1,913,938

CURRENT LIABILITIES
Accounts payable	$3,109,753	$2,377,758
Accrued expenses	1,298,186	1,076,832
Notes payable, current portion	4,635,989	3,989,533
Note payable, related party	346,500	337,667
Lease liability, current portion	121,025	131,563
Advances	525,000	225,000
Total current liabilities	$10,036,453	$8,138,353

NONCURRENT LIABILITIES
Notes payable, non-current portion	4,422	10,977
Lease liability, non-current portion	2,306	23,544
Total noncurrent liabilities	$6,728	$34,521

Total liabilities	$10,043,181	$8,172,874

EQUITY
Preferred shares - 100,000,000 authorized, zero issued and outstanding as of both March 31, 2025 and December 31, 2024.	$-	$-
Common shares - without par value, 65,922,869 and 63,085,228 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	-	-
Additional paid-in capital	40,577,864	38,847,388
Accumulated deficit	(48,438,106)	(45,106,324)
Total deficiency	$(7,860,242)	$(6,258,936)

Total Liabilities & shareholders’ deficiency	$2,182,939	$1,913,938

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

YERBAÉ BRANDS CORP.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In United States dollars, except share data)

	For the Three Months Ended March 31,
	2025	2024
Revenues	$1,213,883	$1,434,971
Cost of sales	703,684	620,262
Gross profit	$510,199	$814,709

General and administrative	$3,192,573	$2,892,274
Sales, advertising and marketing	213,443	457,807
Total expenses	$3,406,016	$3,350,081

Net loss before other income (expense)	(2,895,817)	(2,535,372)

Other (expense) income
Interest income	68,240	-
Interest expense	(504,205)	(258,337)
Total other (expense) income	(435,965)	(258,337)

Net loss before income taxes	(3,331,782)	(2,793,709)
Income tax expense	-	-
Net loss and comprehensive loss	$(3,331,782)	$(2,793,709)

Basic and diluted loss per share	$(0.05)	$(0.05)

Basic and diluted weighted average shares outstanding	64,314,872	60,258,351

The accompanying notes are an integral part of these consolidated interim financial statements.

YERBAÉ BRANDS CORP.

UNAUDITED CONDENSED INTERIM STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(In United States dollars, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	58,822,126	$-	$33,212,631	$(34,487,637)	$(1,275,006)
Exercise of warrants	1,451,098	-	1,551,979	-	1,551,979
Stock compensation expense	1,493,908	-	944,865	-	944,865
Net loss	-	-	-	(2,793,709)	(2,793,709)
Balance, March 31, 2024	61,767,132	$-	$35,709,475	$(37,281,346)	$(1,571,871)

Balance, December 31, 2024	63,085,228	$-	$38,847,388	$(45,106,324)	$(6,258,936)
Stock compensation expense	2,837,641	-	1,730,476	-	1,730,476
Net loss	-	-	-	(3,331,782)	(3,331,782)
Balance, March 31, 2025	65,922,869	$-	$40,577,864	$(48,438,106)	$(7,860,242)

The accompanying notes are an integral part of these consolidated interim financial statements.

YERBAÉ BRANDS CORP.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(In United States dollars)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,331,782)	$(2,793,709)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,730,476	944,865
Performance shares granted upon consummation of RTO	-	-
Depreciation and amortization	2,444	5,495
Gain on sale of equipment	(3,602)	-
Interest expense	134,890	-
Lease expense	(7,468)	(4,992)
Accretion expense	215,809	168,602
Change in operating assets and liabilities:
Accounts receivable	123,023	427,754
Inventory	(75,843)	(354,768)
Prepaid expenses	46,642	96,828
Accounts payable	731,995	(325,732)
Accrued interest	48,481	49,020
Accrued expenses	172,873	(59,591)
Net cash used in operating activities	(212,062)	(1,846,228)

Cash flows from investing activities:
Proceeds from the sale of equipment	16,000	(857)
Net cash flows provided by investing activities:	16,000	(857)

Cash flows from financing activities:
Proceeds from debt instruments and notes payable	970,000	262,077
Payments on debt instruments and notes payable	(671,965)	(334,580)
Proceeds from note - related party	-	-
Warrants exercised	-	1,551,979
Advances from Safety Shot	300,000	-
Fees on Convertible note	-	-
Proceeds from issuance of common stock and warrants	-	-
Net cash flows provided by (used in) financing activities:	598,035	1,479,476

Net change in cash	401,973	(367,609)
Cash, beginning of period	124,214	977,373
Cash, end of period	$526,187	$609,764

Supplemental disclosure of cash flow information
Cash paid for interest	$(165,442)	$(46,185)

The accompanying notes are an integral part of these consolidated interim financial statements.

YERBAÉ BRANDS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

On January 7, 2025, Yerbaé entered into a definitive Arrangement Agreement with Safety Shot, pursuant to which, among other things, Safety Shot will acquire all of the issued and outstanding common shares of Yerbaé. The Arrangement will be implemented by way of a plan of arrangement in accordance with the Business Corporations Act and is subject to approval by the Supreme Court of British Columbia, the stockholders of Safety Shot and the shareholders of Yerbaé, and subject to other customary closing conditions for a transaction of this nature and size. The Arrangement has not been consummated as May 20, 2025.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include Yerbaé and its subsidiaries and include the accounts of all majority owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. The Company had the following wholly owned consolidated subsidiaries as of March 31, 2025:

Subsidiary	Date of Incorporation	Jurisdiction of Incorporation	Ownership Percentage	Direct or Indirect Ownership
Yerbaé Brands Co.	August 21, 2020	Delaware	100%	Direct
Yerbaé LLC(1)	May 18, 2016	Delaware	100%	Indirect

(1)	Yerbaé LLC is a wholly owned subsidiary of Yerbaé Brands Co.

These unaudited condensed interim consolidated financial statements should be read in conjunction with the company’s latest consolidated annual financial statements for the period ended December 31, 2024 that was filed with the SEC on March 10, 2025. In general, disclosure provided in these unaudited condensed interim consolidated financial statements do not repeat the disclosure provided in the Company’s most recent audited consolidated annual financial statements. However, these unaudited condensed interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

Going Concern

Yerbaé’s evaluation of its ability to continue as a going concern requires evaluation of future sources and uses of cash and whether it is sufficient to fund its currently expected operations in conducting business activities one year from the date its consolidated financial statements are issued. Yerbaé evaluates the probability associated with each source and use of cash resources in making its going concern determination.

Management believes that it is probable that the Company will be unable to meet its obligations as they come due within one year after the date that the financial statements are issued. As described above, on January 7, 2025, Yerbaé entered into a definitive Arrangement Agreement with Safety Shot, pursuant to which, among other things, Safety Shot will acquire all of the issued and outstanding common shares of Yerbaé. The arrangement was not yet consummated as of the date of this filing.

However, as a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements within one year after the date that the financial statements are issued, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Note

In accordance with Rule 10-01(a)(5) of Regulation S-X, the Company has not provided summary of significant accounting policy disclosure which would substantially duplicate the disclosure contained in our most recent annual report included in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2025.

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

Level 3: Unobservable inputs that reflect our own assumptions. While the Company does not have any financial instruments that are measured to fair value on a recurring or non-recurring basis, it does have financial instruments, such as cash, notes payable (current, non-current portion, and related party), accounts payable, and lease liability ( current and non-current portion) as of both March 31, 2025, and December 31, 2024. The fair value of the cash is equal to its carrying value due to the short-term nature and liquidity of the instrument. Similarly, the fair value of the notes payable (current portion, and related party), advance, lease liability (current portion), and accounts payable, which are categorized as level 3 instruments, are also equal to their carrying value due to their short-term nature.

The Company’s financial instruments as of March 31, 2025 included cash, accounts receivable, accounts payable, related party notes payable and notes payable. The stated amounts of cash, accounts receivable and accounts payable represent fair value due to the short-term nature of the instruments. Further, the stated amount of the related party notes payable and notes payable, which are classified as level 3 instruments, also represent fair value due to the notes being issued at currently prevailing market rates.

Notes Payable

The Company recognizes its note payables in accordance with the guidance in ASC 470, Debt. When there is no stated interest rate on the note payable, or the note payable includes an original issue discount, the Company determines the interest rate utilizing the interest method outlined in ASC 835, Interest. In accordance with the ASC topic, original issue discounts are recognized as a debt discount and amortized to interest expense over the estimated life of the loan. Finally, note payables are classified as either current or non-current in accordance with the guidance in ASC 210 Balance Sheet and ASC 470 Debt.

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

Recent Accounting Pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures-In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. Yerbaé adopted the ASU beginning with its Form 10-K for the year ended December 31, 2024. However, the adoption of the new standard did not have a material impact on the requisite disclosure in its financial statements.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures-In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the reconciliation rate and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all period presented. Yerbaé expects this ASU to only impact its disclosures with no impact to the Company’s results of operations, cash flows, and financial condition.

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

The Company’s contracts with customers include variable consideration including customer rebates and quick-pay discounts. The Company estimates variable consideration, which it does not consider to be constrained, using either the most likely amount or expected value methods depending on the type of variable consideration.

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

NOTE 4 - INVENTORY

Inventory consisted of the following as of:

	March 31, 2025	December 31, 2024
Raw material	$183,900	$240,540
Finished goods	571,702	439,228
Reserve for shrinkage	(3,739)	(3,748)
TOTAL	$751,863	$676,020

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consist primarily of vehicles. Depreciation is computed on a straight-line method over an estimated useful life of the asset of approximately five years.

	March 31, 2025	December 31, 2024
Vehicles, gross	$36,735	$74,036
Vehicles, accumulated depreciation	(25,107)	(47,566)
Vehicles, net	$11,628	$26,470

Depreciation expense totaled $2,444 and $5,495 for the three months ended March 31, 2025, and 2024, respectively, and is recorded in General and Administrative in the unaudited condensed interim consolidated statement of operations. During the three months ended March 31, 2025, the Company sold a vehicle for $16,000 the net book value of the asset was $12,398 resulting in a gain on the sale of $3,602 which was recorded in general and administrative in the condensed interim consolidated statement of operations.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	March 31, 2025	December 31, 2024
Accrued employee bonuses and payroll	$170,797	$145,185
Accrued retention bonuses	189,614	-
Accrued credit card expenses	393,273	413,592
Accrued interest	378,993	330,512
Other accrued expenses	165,509	187,543
TOTAL	$1,298,186	$1,076,832

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2025	December 31, 2024

Convertible notes payable to multiple investors in the amount of $3,802,000 in total. The loans mature during April 2025 and have a stated interest rate of 6.00%. Subsequent to reporting period end, the maturity date of the loan was extended to July 30, 2025.	3,153,614	2,937,805
Various notes payable in monthly installments ranging from $543 to $652, including interest ranging from 2.90% to 5.49%, due October 2026. The notes are secured by vehicles.	11,611	27,514
Note payable to MaximCash Solutions for $750,000 with an original issue discount of $86,786. The loan was repaid in January 2025.	-	388,523
Note payable to MaximCash Solutions for $1,000,000. The loan matures on January 29, 2026 and has an effective interest rate of 27%	874,708	-
Note payable to an investor for $540,000 with an original issue discount of $40,000. The loan matures on August 16, 2025 and has an effective interest rate of 8%	520,000	510,000
Note payable to an investor for $60,000 with an original issue discount of $10,000. The loan matured February 26, 2025 and has an effective interest rate of 8.3%. Subsequent to reporting period end, the maturity date of the loan was extended to July 15, 2025.	60,000	56,667
Note payable to an investor for $230,000. The loan agreement includes a payment rate of 15% of the Company’s weekly sales plus an additional $30,000 capital fee.	20,478	80,001
Related party note payable to a director of the Company for $330,000 with an original issue discount of $30,000. The loan matures on July 15, 2025 and has an effective interest rate of 10%.	322,500	315,000
Related party note payable to a director of the Company for $24,000 with an original issue discount of $4,000. The loan matured February 26, 2025 and has an effective interest rate of 10%. Subsequent to reporting period end, the maturity date of the loan was extended to July 15, 2025.	24,000	22,667
Total notes payable	4,986,911	4,338,177
Less current maturities	(4,982,489)	(4,327,200)
Total notes payable, non-current portion	$4,422	$10,977

Loans Issued During the Three Months Ended March 31, 2025

On January 29, 2025, the Company entered into a loan agreement with MaximCash Solutions (“MaximCash”) for $1,000,000. The loan included an origination cost of $30,000. The loan matures on January 29, 2026. A portion of the proceeds from this loan in the amount of $407,392 was used to pay down the existing facility with MaximCash that was set to mature on June 11, 2025. In accordance with ASC 470-50, Modification and Extinguishments, the Company concluded that the exchange should be considered a debt extinguishment as the original and new loan were made on substantially different terms. In accordance with the ASC subtopic, the Company recognized a $30,000 loss on the exchange. The balance of the loan was $874,708 net of discounts and repayments as of March 31, 2025 and had an effective interest rate of 27%.

Loans Issued Prior to 2025

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

In accounting for the Debentures, the Company concluded the conversion option should not be bi-furcated from the debt host as it was considered indexed to the company’s stock in accordance with ASC 815-40. Further, the Company also concluded that the detachable warrants should be classified in equity as they: (1) were not within the scope of ASC 480-10; and (2) should be considered indexed to the Company’s Common Shares. In accordance with ASC 470-20, the Company recognized both the Debentures and detachable warrants at their relative fair values. This resulted in the recognition of a debt discount that is being amortized to interest expense over the life of the Debenture Units. During the three months ended March 31, 2025 and 2024, the Company recorded accretion expense of $215,809 and $168,602, respectively. The remaining unamortized debt discount balance as of March 31, 2025 was $123,386. Further, the remaining balance of the convertible debentures as of March 31, 2025 and December 31, 2024 was $3,153,614 and $2,937,805, respectively. Subsequent to the reporting period end, the original maturity date of April 30, 2025 was extended by ninety days to July 30, 2025.

Motor Vehicle Loan

During 2023, the Company entered into various notes payable related to vehicles with monthly instalments ranging from $543 to $652, including interest ranging from 2.90% to 5.49%, due October 2026. The notes are secured by vehicles. There were no changes to the terms of these loans. During the three months ended March 31, 2025, the Company sold a vehicle for $16,000 the net book value of the asset was $12,398 resulting in a gain on the sale of $3,602 which was recorded in general and administrative in the condensed interim consolidated statement of operations. All other changes to the balance was due to repayment.

Unrelated Third-Party Loans

On September 16, 2024, the Company entered into an agreement with a private lender whereby the lender originally agreed to loan an aggregate of up to $540,000. The loan matures on August 16, 2025. The balance of the loan was $520,000 net of discounts and repayments as of March 31, 2025 and had an effective interest rate of approximately 8.0%.

On August 26, 2024, the Company entered into an agreement with a lender whereby the lender agreed to loan an aggregate of up to $60,000. The loan matured on February 26, 2025. The balance of the loan was $60,000 as of March 31, 2025 and had an effective interest rate of approximately 16.7%. Subsequent to reporting period end, the maturity date of the loan was extended to July 15, 2025.

On July 5, 2024, the Company entered into a loan agreement with MaximCash solutions for $750,000. The loan included origination costs of $22,500. In addition, the Company agreed to issue the lender common stock with a fair value of $64,285 of the Company for a total discount of $86,786. The loan had an effective interest rate of 42%.

The loan was to mature on July 5, 2025. During the three months ended March 31, 2025, the Company entered into a new facility agreement with the lender resulting in the payoff of this facility.

During June of 2024, the Company entered into a loan agreement with Parafin for $230,000 and stated fee of $30,000; of which $59,523 was paid during period. This stated fee is treated as interest and amortized over the term of the loan. The loan agreement includes a payment rate of 15% of the Company’s weekly sales over an 8-month period. The balance of the loan was $20,478, net of discounts and repayments as of March 31, 2025.

Future principal maturities of notes payable at March 31, 2025 were as follows:

2025 remainder	$5,164,132
2026	98,959
Total payments	$5,263,091
Debt discount	(276,180)
Balance	$4,986,911

Advances

Pursuant to the Arrangement Agreement with Safety Shot, short-term operating cash advances are to be made available to the Company. During the three months ended March 31, 2025, the Company received short-term operating cash totaling $300,000. The Company received advances totaling $225,000 during the year ended December 31, 2024, resulting in total advances of $525,000 as of March 31, 2025.

Related Party Loans

These loans are described in Note 10.

NOTE 8 – SHARE CAPITAL

Yerbaé is authorized to issue an unlimited number of Common Shares without par value and 100,000,000 preferred shares (each, a “Preferred Share”) without par value.

For the interim period ended March 31, 2025, and annual period ended December 31, 2024, the Company had the following equity transactions:

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

On October 3, 2024, the Company issued 214,835 common shares at a fair value of $0.30 per common share pursuant to a loan agreement with Maximcash solutions (see Note 7).

During the three months ended March 31, 2025, there were no warrant issuances, expirations or exercises.

During the three months ended March 31, 2025, 2,837,641 common shares were issued for the vesting of various stock awards granted.

During the three months ended March 31, 2025 and 2024, the Company recognized share-based compensation of $1,730,476 and $944,865, respectively.

Equity Awards

On February 13, 2025, the Company granted 975,000 RSUs with a total grant date fair value of $136,500, which vest one year following from the grant date. Additionally, on February 12, 2025, 4,115,000 stock options were granted, which vested upon the date of grant. These stock options had a total fair value of approximately $382,695, as calculated using the Black-Scholes pricing model with the following assumptions: volatility of 76%, discount rate of 3.99%, expected term of 4.31 years, and an exercise price of $0.105.

Performance Shares

During the three months ended March 31, 2023, the Company granted an aggregate 5 million Performance Shares to the CEO and COO upon consummation of the Transaction. These Performance Shares are held in escrow and are to be released upon the completion of certain performance-based incentives related to the listing of the Common Shares on the TSX Venture Exchange (“TSXV”), future equity financings, and certain trailing gross revenue targets. As of March 31, 2025, 2.5 million performance shares have been released and the remainder are still in escrow as not all of the performance criteria have been achieved.

NOTE 9 – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of Common Shares issued during the three months ended March 31, 2025, and 2024. The following table reflects the loss and share data used in the basic loss per share calculations:

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(3,331,782)	$(2,793,709)
Basic and diluted weighted average number of Common Shares in issue	64,314,872	60,258,351
Basic and diluted loss per share	$(0.05)	$(0.05)

Diluted loss per share did not include the effect of outstanding stock options, PSUs, RSUs, performance shares, warrants and convertible debentures as the effect would be anti-dilutive. The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

As At
March 31, 2025
Restricted stock units outstanding(1)	1,866,664
Performance share units outstanding(1)	-
Performance shares	2,500,000
Stock options outstanding	6,278,365
Warrants outstanding	10,954,307
Convertible debt	2,715,714

(1)	These amounts represent shares granted but not yet issued

NOTE 10 – RELATED PARTIES

On July 1, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $330,000. The loan matures on June 15, 2025 and had an effective interest rate 10%. The net balance of the loan as of March 31, 2025, was $322,500 which includes accrued interest to the end of the period.

On August 26, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $24,000 with an effective rate of 16.7%. The loan matured on February 26, 2025. The balance of the loan as of March 31, 2025, was $24,000. Subsequent to reporting period end, the maturity date of the loan was extended to July 15, 2025.

NOTE 11 - INCOME TAXES

The Company recognized pre-tax accounting losses for the three months ended March 31, 2025 and 2024. As of March 31, 2025, any deferred tax assets, which have been recognized primarily as a result of loss carry forwards, have been fully offset by a valuation allowance. As such, for the three months ended March 31, 2025, there were no significant variations in the relationship between income tax expense and pretax accounting income.

NOTE 12 - COST OF SALES

Cost of sales is primarily comprised of materials, including in-bound freight, and rent related to the Company’s manufacturing facilities. The breakdown for the items within costs of sales was the following for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
Materials	$672,211	$574,241
Warehouse rent (non-lease)	31,473	46,021
Cost of goods sold	$703,684	$620,262

NOTE 13 – GENERAL AND ADMINISTRATIVE

General and administrative consisted of the following expenses during the periods presented:

	For the Three Months Ended March 31,
	2025	2024
Share-based compensation	$1,730,476	$944,865
Outbound freight	394,822	424,150
Employee benefits	364,289	756,224
Professional fees	417,166	260,742
Office expenses	237,265	302,611
Other	48,555	203,682
Total general and administrative expenses	$3,192,573	$2,892,274

NOTE 14 - COMMITMENTS & CONTINGENCIES

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

NOTE 15 - SUBSEQUENT EVENTS

On January 7, 2025, the Company entered into the Arrangement Agreement with Safety Shot, a Delaware corporation, pursuant to which, among other things, Safety Shot will acquire all of the issued and outstanding common shares of Yerbaé. The Arrangement will be implemented by way of a plan of arrangement in accordance with the Business Corporations Act (British Columbia) and is subject to approval by the Supreme Court of British Columbia, the stockholders of Safety Shot and the shareholders of Yerbaé, and subject to other customary closing conditions for a transaction of this nature and size. The merger between the two entities was not yet consummated as of the date of this filing. The company has set a formal meeting and proxy voting date of June the 12th 2025, at 10:00 am PST for a meeting to be held at the corporate office address of 18801 n Thompson peak parkway, Suite 380, Scottsdale AZ 85255. The meeting will also be conducted in a virtual format via the Zoom application to enhance accessibility for shareholders. Additional information regarding the Arrangement was included in the Company’s Form 8-K filed with the SEC on January 8, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Form 10-K, as filed with the U.S. SEC on March 10, 2025, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers should carefully review and consider the various disclosures made by us in the Form 10-K filed with the SEC on March 10, 2025, this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

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

The accompanying interim consolidated financial statements have been prepared on the basis that assumes that we will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. We had an accumulated deficit of $48.4 million and $45.1 million as of March 31, 2025, and December 31, 2024, respectively. Further, we had cash and cash equivalents of approximately $0.5 million and $0.1 million as of March 31, 2025, and December 31, 2024, respectively. Our primary focus in recent months has been and will continue to be supporting the manufacturing of its products which requires capital and resources. We expect that our operating losses and negative cash flows will continue for the foreseeable future. Based on our company’s currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these interim consolidated financial statements, we will require additional funding to continue to progress its operational obligations as they come due. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Management’s discussion and analysis of financial condition and results of operations

Liquidity and Capital Resources

As of March 31, 2025, and December 31, 2024, we had a working capital deficit of $8.0 million and $6.4 million, respectively. We have incurred losses since inception and as of March 31, 2025 and December 31, 2024, had an accumulated deficit of approximately $48.4 million and $45.1 million, respectively. Our objective in managing our capital is to ensure that there is sufficient liquidity to finance and grow our operations, maximize the preservation of capital, provide adequate capital to fund our business objectives, and deliver competitive returns on invested capital. To fund our activities, we have primarily relied on private placement financing, warrant exercises, loans and other forms of debt. The material debt financing and loan transactions were as follows:

Notes Payable

Convertible Notes

During 2023, convertible notes payable were issued in the amount of $3,802,000 with a stated interest rate of 6.00%. The convertible notes were unsecured and are due on April 30, 2025. The balance, net of debt discount, of the convertible notes as of March 31, 2025, and December 31, 2024, was $3,153,614 and $2,937,805, respectively. Subsequent to the end of the reporting period, the original maturity date of April 30, 2025 was extended by ninety days to July 30, 2025.

Motor Vehicle Loan

During 2023, the Company entered into various notes payable related to vehicles with monthly instalments ranging from $543 to $652, including interest ranging from 2.90% to 5.49%, due October 2026. The notes are secured by vehicles. There were no changes to the terms of these loans. During the three months ended March 31, 2025, the Company sold a vehicle for $16,000 the net book value of the asset was $12,398 resulting in a gain on the sale of $3,602 which was recorded in general and administrative in the condensed interim consolidated statement of operations. All other changes to the balance was due to repayment.

Unrelated Third-Party Loans

On September 16, 2024, the Company entered into an agreement with a private lender whereby the lender originally agreed to loan an aggregate of up to $540,000. The loan matures on August 16, 2025. The balance of the loan was $520,000 net of discounts and repayments as of March 31, 2025 and had an effective interest rate of approximately 8.0%.

On August 26, 2024, the Company entered into an agreement with a lender whereby the lender agreed to loan an aggregate of up to $60,000. The loan matured on February 26, 2025. The balance of the loan was $60,000 as of March 31, 2025 and had an effective interest rate of approximately 16.7%. Subsequent to the end of the reporting period, the maturity date of loan was extended from Feb 2025 to June 15, 2025.

On July 5, 2024, the Company entered into a loan agreement with MaximCash Solutions (“MaximCash”) for $750,000. The loan included origination costs of $22,500. In addition, the Company agreed to issue the lender common stock with a fair value of $64,285 of the Company for a total discount of $86,786. The loan had an effective interest rate of 42%. The loan was to mature on July 5, 2025. During the three months ended March 31, 2025, the Company entered into a new facility agreement with the lender resulting in the payoff of this facility.

On January 29, 2025, the Company entered into a loan agreement with MaximCash for $1,000,000. The loan included an origination cost of $30,000. The loan matures on January 29, 2026. A portion of the proceeds from this loan in the amount of $407,392 was used to pay down the existing facility with MaximCash that was set to mature on June 11, 2025. In accordance with ASC 470-50, Modification and Extinguishments, the Company concluded that the exchange should be considered a debt extinguishment as the original and new loan were made on substantially different terms. In accordance with the ASC subtopic, the Company recognized a $30,000 loss on the exchange. The balance of the loan was $874,708 net of discounts and repayments as of March 31, 2025 and had an effective interest rate of 27%.

During June of 2024, the Company entered into a loan agreement with Parafin for $230,000 and stated fee of $30,000; of which $59,523 was paid during period. This stated fee is treated as interest and amortized over the term of the loan. The loan agreement includes a payment rate of 15% of the Company’s weekly sales over an 8-month period. The balance of the loan was $20,478, net of discounts and repayments as of March 31, 2025.

Advances

Pursuant to the Arrangement Agreement with Safety Shot, short-term operating cash advances are to be made available to the Company. During the three months ended March 31, 2025, the Company received short-term operating cash totaling $300,000. The Company received advances totaling $225,000 during the year ended December 31, 2024, resulting in total advances of $525,000 as of March 31, 2025.

Related Party Loans

On July 1, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $330,000. The loan matures on June 15, 2025 and had an effective interest rate 10%. The net balance of the loan as of March 31, 2025, was $322,500 which includes accrued interest to the end of the period.

On August 26, 2024, the Company entered into a loan agreement with a director of the Company, whereby the director loaned the Company $24,000 with an effective rate of 16.7%. The loan matured on February 26, 2025. The balance of the loan as of March 31, 2025, was $24,000. Subsequent to the end of the reporting period, the maturity date of loan was extended from Feb 2025 to June 15, 2025.

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

On October 3, 2024, the Company issued 214,835 common shares at a fair value of $0.30 per common share pursuant to a loan agreement with Maximcash solutions (see Note 7).

During the three months ended March 31, 2025, there were no warrant issuances, expirations or exercises.

Commitments

As discussed in our consolidated financial statements for the annual period ended December 31, 2024, the Company entered into an office lease agreement during December of 2022. The ongoing monthly payments are not expected to have a material impact on the Company’s financial condition.

The Company enters into unconditional purchase obligations for inventory items such as cans and product ingredients. However, these obligations are not entered into for a period greater than one year. The Company has not entered into any off-balance sheet arrangements.

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

Due to our recurring losses, the ongoing challenging market conditions for beverage companies and our limited cash balance as of March 31, 2025, management believes that it is probable that we will be unable to meet our obligations as they come due within one year after the date that the audited consolidated financial statements are issued. While we are attempting to plan additional financing, which are intended to mitigate conditions or events that raise substantial doubt about our ability to continue as a going concern, those financings may not occur. If the financing does not occur, management will try and implement alternative arrangements, and such arrangements could have a potentially significant negative impact on the current net asset value of our company. These alternatives include: (1) raising additional capital by means other than those planned through equity and/or debt financing; and/or (2) entering into new commercial relationships to help fund future expenses.

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

Cash Flows

The following tables summarize the results of the Company’s cash flows for the below respective periods:

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(212,062)	$(1,846,228)
Investing activities	16,000	(857)
Financing activities	598,035	1,479,476
Net change in cash	$401,973	$(367,609)

Operating Activities

Net cash used in operating activities was approximately $0.2 million for the three months ended March 31, 2025, and was comprised of the net loss of $3.3 million and had net non-cash items totaling $2.1 million, consisting primarily of $1.7 million in share-based compensation expense, $0.2 million in accretion expense and $0.1 million in interest expense. Changes in operating assets and liabilities was $1.0 million, primarily consisting of a change in accounts receivable of $0.1 million, inventory of ($0.1) million, accounts payable of $0.7 million and accrued expenses of $0.2 million.

Net cash used in operating activities was approximately $1.8 million for the three months ended March 31, 2024 and was comprised of the net loss of $2.8 million and was primarily offset by net non-cash items totaling $1.1 million, consisting primarily of $0.9 million in share-based compensation expense and $0.2 million in accretion expense. Changes in operating assets and liabilities was ($0.2 million), primarily consisting of a change in accounts receivable of $0.4 million, inventory of ($0.4 million) and accounts payable of ($0.3 million).

Investing Activities

During the three months ended March 31, 2025, the Company sold a vehicle for $16,000.

The Company did not engage in any material investing activities during the three months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2025. For the three months ended March 31, 2025, these amounts consisted of net proceeds from debt instruments and advances of $1.3 million, partially offset by net payments on debt instruments and notes payable of $0.7 million.

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2024. For the three months ended March 31, 2024, these amounts consisted of net proceeds from the exercise of warrants of $1.6 million, proceeds from debt instruments and notes payable of $0.3 million and net payments on debt instruments and notes payable of $0.3 million.

Results of Operations

Three months ended March 31, 2025, compared to three months ended March 31, 2024

The following tables set forth the Company’s results of operations for the periods presented. The comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended March 31,
	2025	2024
Revenues	$1,213,883	$1,434,971
Cost of sales	703,684	620,262
Gross profit	$510,199	$814,709

General and administrative	$3,192,573	$2,892,274
Sales, advertising and marketing	213,443	457,807
Total expenses	$3,406,016	$3,350,081

Net loss before other income (expense)	(2,895,817)	(2,535,372)

Other expense	(435,965)	(258,337)

Net loss before income taxes	(3,331,782)	(2,793,709)
Income tax expense	-	-
Net loss and comprehensive loss	$(3,331,782)	$(2,793,709)

Revenues

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues	$1,213,883	$1,434,971	$(221,088)	-15%

Yerbaé’s revenues declined by $0.2 million, or 15%, for the three months ended March 31, 2025, compared to the prior year. During the three months ended March 31, 2025, the Company adjusted its customer portfolio by discontinuing less profitable accounts, including previously announced exits from unprofitable and other high-slotting, low-volume retailers. This strategic shift contributed to the decrease in revenue for three-month period.

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

Revenues for the three months ended March 31, 2025 were further influenced by broader market conditions in the U.S. consumer packaged goods sector, including inflationary pressures.

Cost of Sales

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Cost of sales	$703,684	$620,262	83,422	13%

Cost of sales is primarily comprised of product materials, ingredient costs, bottling, inbound freight, and other related expenses. Costs of sales increased by $0.1 million, or 13%, as compared to the same period in the prior year. The increase in cost of goods sold was primarily attributable to broad increases to material and production costs. The company participated in discounted promotional activity during the quarter that would have an impact on the company’s gross margin as well as the sale of short dated inventory to a liquidation company.

General and Administrative

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
General and administrative	$3,192,573	$2,892,274	300,299	10%

General and administrative expense included operational and administrative costs as detailed in the following table:

	For the Three Months Ended March 31,
	2025	2024
Share-based compensation	$1,730,476	$944,865
Outbound freight	394,822	424,150
Employee benefits	364,289	756,224
Professional fees	417,166	260,742
Office expenses	237,265	302,611
Other	48,555	203,682
Total general and administrative expenses	$3,192,573	$2,892,274

General and administrative expenses increased to $3.2 million for the three months ended March 31, 2025, as compared to $2.9 million for the prior comparable period. The increase was primarily due to increases in share-based compensation of $0.8 and professional fees of $0.2 million. These increases were partially offset by decreases in employee benefits of $0.4 million, office expenses of $0.1 million and other expense of $0.2 million.

Sales, Advertising and Marketing

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Sales, advertising and marketing	$213,443	$457,807	(244,364)	-53%

Sales, advertising, and marketing expenses decreased to $0.2 million for the three months ended March 31, 2025, compared to $0.5 million for the three months ended March 31, 2024. The decrease was driven by a strategic evaluation of retailer performance, promotions, and growth initiatives. The Company reduced the number of promotions and discontinued programs that did not meet performance expectations, including paid pallet positions, slotting fees, and other sales initiatives. Additionally, the Company focused on optimizing digital targeting in its eCommerce channels, which has contributed to improved efficiency and performance.

Other Expense

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Other expense	$435,965	$258,337	177,628	69%

Other expense includes interest income, interest expense and accretion expense related to. During the three months ended March 31, 2025, other expense totaled $0.4 million, comprised of accretion expense of $0.2 million related to the discount on the principal amount of $3,802,000 convertible debentures issued in 2023, $0.3 million of interest expense on various notes payable, partially offset by interest income of $0.1 million. During the three months ended March 31, 2024, other expense totaled $0.3 million, comprised of accretion expense of $0.2 million related to the discount on the principal amount of $3,802,000 convertible debentures issued in 2023 and $0.1 million of interest expense on various notes payable.

Critical Accounting Estimates

Refer to the Company’s critical accounting estimates section provided in its consolidated annual financial statements for the period ended December 31, 2024. There were no material updates or changes to the disclosure for the three-month period ended March 31, 2025.

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

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 16, 2025, the Company initiated a civil action in the United States District Court for the District of Arizona against Mr. Carl Sweat, his affiliate Elite NIL Solutions LLC, and Classic City Collective, Inc.  The complaint alleges breach of contract, tortious interference, and infringement of the Company's intellectual property rights. The Company seeks injunctive relief to prevent the use or disclosure of its property, monetary damages, and other appropriate remedies.

Item 1A. Risk Factors

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2025.

Item 3. Defaults upon Senior Securities

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit
10.1	Gibson Loan Agreement
10.2	Maximcash Solutions Loan Agreement
10.3***	Private Lender Loan Agreement
10.4	BEA Investment Loan Agreement
10.5	Dratt Loan Agreement
10.6	Maximcash Solutions Loan Agreement 2025
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

*** Portions of the exhibit have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YERBAÉ BRANDS CORP.

By:	/s/ Todd Gibson
Todd Gibson
Chief Executive Officer
Date:	May 20, 2025

By:	/s/ Karrie Gibson
Karrie Gibson
Interim Chief Financial Officer
Date:	May 20, 2025

